Form 10QSB
period 2001-09-30
ZENITH TECHNOLOGY INC
filed 2001-11-09
CIK 1158235

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - QSB
                           (Filed on November 9, 2001)


     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001
                                                 ------------------

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 0-33135
                                                -------

                              ZENITH TECHNOLOGY, INC.
                              -----------------------
        (exact name of small business issuer as specified in its charter)

                Nevada                                     68-0448219
                ------                                     ----------
     (State  or  other  jurisdiction  of               (I.R.S.  Employer
     incorporation  or  organization)                 Identification  No.)

     409  Center  Street,  Yuba  City,  CA                  95991
     -------------------------------------                  -----
     (Address  of  principal  executive  offices)        (Zip  Code)


                    Issuer's telephone number  (530) 790-0246
                                               --------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X  No
                                      ---   ---

As of September 30, 2001, 28,693,683 shares of Common Stock, $.0001 par value, were outstanding.

                                      INDEX
                                      -----
                                                                           Page
                                                                          Number
                                                                          ------

PART  I.    FINANCIAL  INFORMATION

     Item 1.    Financial  Statements:
          Balance  Sheet
          as  of  September  30,  2001                                       3

          Statements  of  Operations  for  the
          Three and Nine Months  ended  September 30,  2001  and  2000       4

          Statements  of  Cash  Flows  for  the
          Nine  Months  ended  September  30,  2001  and  2000               5

          Notes  to  Financial  Statements                                   6

     Item  2.    Management's  Discussion  and  Analysis
          of  Financial  Condition  and  Results  of  Operations             7


PART  II.    OTHER  INFORMATION

     Item  1.    Legal Proceedings                                          12

     Item  2.    Changes in Securities and use of proceeds                  12

     Item  3.    Defaults upon Senior Securities                            12

     Item  4.    Submission of Matters to Vote of Security Holders          12

     Item  5.    Other Information                                          12

     Item  6.    Exhibits and Reports on Form 8-K                           12

          Signatures                                                        13

PART  I. FINANCIAL  INFORMATION

Item  1. Financial  Statements
         ---------------------





Balance Sheet
Zenith Technology, Inc.
A Development Stage Enterprise



ASSETS                                                                    30-Sep-01
                                                                         (unaudited)
Current Assets
          Cash and cash equivalents                                       $   --
          Accounts receivable, net                                              14
                                                                          --------
                    Total Current Assets                                        14
                                                                          --------
TOTAL ASSETS                                                              $     14
                                                                          ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
          Accounts Payable
                                                                          --------
                     Total Current Liabilities                                --

Due to Prime Companies, Inc.                                                10,496

Stockholders' Equity
          Common Stock, $.0001 par value, 100,000,000 authorized
                      28,693,683 issued and outstanding                      2,869
          Additional paid-in capital                                        47,131
          Accumulated Deficit                                              (60,482)
                                                                          --------
                      Total Stockholders' Deficit                          (10,482)
                                                                          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $     14
                                                                          ========

The accompanying notes are an integral part of these financial statements.








Statements of Operations
Zenith Technology, Inc.
A Development Stage Enterprise




                                             Three months  Three months    Nine months    Nine months
                                                ended          ended          ended         ended
                                              30-Sep-01      30-Sep-00      30-Sep-01     30-Sep-00
                                             ------------    ----------   ------------    ------------
                                             (unaudited)    (unaudited)    (unaudited)   (unaudited)
Sales revenues                               $         85    $     --     $         85    $       --

Cost of sales                                          71          --               71            --
                                             ------------    ----------   ------------    ------------

Gross profit                                           14          --               14            --

Selling, general & administrative expenses          4,943          --            4,943            --

                                             ------------    ----------   ------------    ------------
Loss from operations                               (4,929)         --           (4,929)           --

Interest income                                      --            --             --              --

Interest expense                                     --            --             --              --
                                             ------------    ----------   ------------    ------------

Loss before taxes and extraordinary item           (4,929)         --           (4,929)           --

                                             ------------    ----------   ------------    ------------

Income taxes                                         --            --             --              --
                                             ------------    ----------   ------------    ------------

Net loss                                     $     (4,929)   $     --     $     (4,929)   $       --
                                             ============    ==========   ============    ============

Basic & diluted per share information:

          Net Loss                           $     (0.000)   $     --     $     (0.000)   $       --
                                             ============    ==========   ============    ============

Weighted Average Shares, basic and diluted     28,693,683    28,693,683     28,693,683      28,693,683
                                             ============    ==========   ============    ============







The accompanying notes are an integral part of these financial statements.





Statements of Cash Flows
Zenith Technology, Inc.
A Development Stage Enterprise


                                                                       Nine months ended  Nine months ended
                                                                           30-Sep-01          30-Sep-00
                                                                          ---------          ---------
                                                                          (unaudited)        (unaudited)
Cash Flows from Operating Activities
         Net loss                                                         $  (4,929)         $    --
         Change in Accounts Receivable                                    $     (14)

                                                                          ---------          ---------
               Net Cash provided by (used in) operating activities           (4,943)              --
                                                                          ---------          ---------

Cash Flows from Investing Activities
          Purchases of Property and Equipment                                  --                 --
                                                                          ---------          ---------
               Net Cash used in investing activities                           --                 --
                                                                          ---------          ---------

Cash Flows from Financing Activities
         Advances from Parent Company                                         4,943               --
                                                                          ---------          ---------
               Net Cash provided by financing activities                      4,943               --
                                                                          ---------          ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           --                 --

CASH AND CASH EQUIVALENTS, beginning of period                            $    --            $    --
                                                                          ---------          ---------

CASH AND CASH EQUIVALENTS, end of period                                  $    --            $    --
                                                                          =========          =========





The accompanying notes are an integral part of these financial statements.

                     Zenith Technology, Inc.
                 A Development Stage Enterprise
                  Notes to Financial Statements

1.     FINANCIAL  STATEMENTS
       ---------------------

The Company is a development stage company as defined in the Statement of Financial Accounting Standards No. 7 and had no operations through June 30, 2001.

The balance sheet as of September 30, 2001, the related statements of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Zenith Technology, Inc. as of September 30, 2001, the results of their operations for the three and nine months ended September 30, 2001 and 2000, and their cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements from inception through June 30, 2001 and the notes thereto included in the Company's Form 10SB12GA filed on September 10, 2001.

The company adopted Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" during the fourth quarter of 2001, which did not have an impact on the financial statements due to its limited use of derivative instruments.


2.     Subsequent Events
       -----------------

On or about October 23, 2001 NevWest Securities Corporation filed NASD Form 15c211 with th e National Association of Securities Dealers, to initiate quotations of the Company's common stock on the OTC Bulletin Board.

      Item 2.  Management's Discussion and Analysis of Financial Condition
               -----------------------------------------------------------
                            and Results of Operations
                            -------------------------

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Certain statements made herein or elsewhere by, or on behalf of, the Company that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions about future events and are therefore inherently uncertain.

The Company cautions readers that the following important factors, among others, could affect the Company's consolidated results:

1 Whether acquired businesses perform at pro forma levels used by management in the valuation process and whether, and the rate at which, management is able to increase the profitability of acquired businesses.

2. The ability of the Company to manage its growth in terms of implementing internal controls and information gathering systems, and retaining or attracting key personnel, among other things.

3. The amount and rate of growth in the Company's corporate general and administrative expenses.

4. Changes in interest rates, which can increase or decrease the amount the Company pays on borrowings.

5.     Changes  in  government  regulation,  including tax rates and structures.

6. Changes in accounting policies and practices adopted voluntarily or required to be adopted by generally accepted accounting principles.

The Company cautions readers that it assumes no obligation to update or publicly release any revisions to forward-looking statements made herein or any other forward-looking statements made by, or on behalf of, the Company.



Background
----------

Zenith Technology, Inc. (the "Company" or "Zenith") is a Nevada corporation organized on December 2, 1998 to engage in the research and commercial development of a flat plane antenna with applications in the telecommunications industry. After extensive due diligence it was determined in 1999 that the commercial development of the proposed antenna technology would not be commercially viable. In June 2001 the Company became aware of a commercial opportunity to offer "One Plus" voice long distance service to consumers throughout the United States as a reseller utilizing the infrastructure of a Competitive Local Exchange Carrier. The Company entered into a Reseller Agreement with that carrier in June 2001 and received its first order for services in July 2001.



Results  of  Operations
-----------------------

During the three month period ended September 30, 2001, total sales revenue increased to $85 from $-0- for the corresponding period of the prior year. The increase in revenue is attributed to the initiation of operations in July 2001. During the nine month period ended September 30, 2001, sales revenue decreased to $85 from $-0- for the corresponding period of the prior year. The increase in revenue is attributed to the initiation of operations in July 2001.

The gross margin as a percent of revenues was 16% for the three month period ended September 30, 2001. There is no comparable figure for the corresponding period of the prior year. The gross margin as a percent of revenues was 16% for the nine month period ended September 30, 2001. There was no comparable figure for the corresponding period of the prior year.

The Company's selling, general and administrative expenses for the three month period ended September 30, 2001 increased to $4,943 from $-0- for the corresponding period of the prior year. This increase is due primarily to legal and accounting expenses related to the filing of our Form 10SB12G and Form 10SB12G/A. The Company's selling, general and administrative expenses for the nine month period ended September 30, 2001 increased to $4,943 from $-0- for the corresponding period of the prior year. This increase is due primarily to legal and accounting expenses related to the filing of our Form 10SB12G and Form 10SB12G/A with the Securities and Exchange Commission.

Interest expense for the three month periods ended September 30, 2001 and September 30, 2000 was $-0-. Interest expense for the nine month periods ended September 30, 2001 and September 30, 2000 was $-0-.

Interest income for the three month periods ended September 30, 2001 and September 30, 2000 was $-0-. Interest income for the nine month periods ended September 30, 2001 and September 30, 2000 was $-0-.

Income taxes for the three month periods ending September 30, 2001 and September 30, 2000 was $-0-. Income taxes for the nine month periods ending September 30, 2001 and September 30, 2000 was $-0-.


Liquidity  and  Capital  Resources
----------------------------------

At September 30, 2001, the Company had cash of $-0- and working capital of $14. The Company had cash of $-0- on September 30, 2000 and working capital of $-0-.

Cash used in operations was $4,929 for the nine months ended September 30, 2001 compared to cash used in operations of $-0- for the corresponding period of the prior year. The cash used in operations was due primarily to legal and accounting expenses related to the filing of our Form 10SB12G and Form 10SB12G/A.

Cash used in investing activities for the nine months ended September 30, 2001 was $-0- compared to cash used in investing activities of $-0- for the corresponding period of the prior year.

Funds provided by financing activities for the nine months ended September 30, 2001 were $4,929 compared to funds provided by financing activities of $-0- for the corresponding period of the prior year. The cash provided in 2001 was a result of cash advances from our parent company.

                          PART II.   OTHER INFORMATION

Item  1.    Legal  Proceedings
            ------------------

     See the Company's Form 10SB12G/A filed with the SEC on September 10, 2001.


Item  2.    Changes  in  Securities  and  Use  of  Proceeds
            -----------------------------------------------

      None


Item  3.    Defaults  Upon  Senior  Securities
            ----------------------------------

      None

Item  4.    Submission  of  Matters  to  Vote  of  Security  Holders
            --------------------------------------------------------

      None


Item  5.    Other  Information
            ------------------

      None

Item  6.    Exhibits  and  Reports  on  Form  8-K
            -------------------------------------

a)     Exhibits

      1) Articles of Incorporation, as amended.

      2) By-Laws

Signatures
----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ZENITH TECHNOLOGY, INC.
                                                     -----------------------
                                                     (Registrant)



Date:     November 9, 2001                           By:  /S/Norbert  J.  Lima
                                                        ----------------------
                                                           Norbert  J.  Lima
                                                     Chief  Executive  Officer



Date:     November 9, 2001                           By:  /S/Stephen  Goodman
                                                        ---------------------
                                                           Stephen  Goodman
                                                     Chief  Financial  Officer