Form 10-K
period 2001-12-31
ZENITH TECHNOLOGY INC
filed 2002-04-12
CIK 1158235

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - KSB
                           (Filed on April 12, 2002)


     (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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
                                               --------------

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

                                                  NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                ON WHICH REGISTERED
-------------------                                -------------------
Common Stock, $.0001                                   NASD (Pending)
                                                   OTC Bulletin Board


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X  No
                                      ---   ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB Yes    No X
                    ---   ---

State  issuer's revenues  for  the  most  recent  fiscal  year. . .. . .$235

As of March 31, 2002 there were 28,693,683 shares of the Company's Common Stock outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 2002 was $unknown/no quoted market.

Documents  incorporated  by  reference:

None


ITEM  1.   DESCRIPTION  OF  BUSINESS

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

The Company cautions readers that the following important factors, among others, could affect the Company's consolidated results:

1 Whether acquired businesses perform at levels used by management in the valuation process and whether, and the rate at which, management is able to increase the profitability of acquired businesses.

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


The Business of the Company
---------------------------

Zenith Technology, Inc. was organized to engage in the research and commercial development of a flat plane antenna with applications in the telecommunications industry. After extensive due diligence into the patent for the flat plane antenna under review, it was determined in 1999 that the commercial development of the proposed antenna technology would not be commercially viable. The Company therefore never initiated operations to market the antenna. The due diligence expenses incurred were borne by Prime. In June 2001 the Company became aware of a commercial opportunity to offer "One Plus" voice long distance service to consumers and businesses throughout the United States as a reseller utilizing the infrastructure of a Competitive Local Exchange Carrier. This procedure enabled the Company to quickly enter the long distance business without the need to make any capital investment for infrastructure equipment or software. The Company entered into a Reseller Agreement with that carrier in June 2001 and received its first order for services in July 2001.


Principal Products and Markets
------------------------------

One-Plus Long Distance Service
------------------------------

Zenith offers "One Plus" voice long distance services to residential and business users throughout the United States. The One Plus service enables a caller to make a long distance telephone call without the need to enter a 7 digit carrier code, nor the need to enter a PIN (personal identification number) code, which can be as long as 15 digits. The customer authorizes us to have his local telephone company establish our carrier as the customer's long distance and local toll carrier. When this is accomplished, all local toll calls and long distance calls made by the customer are routed through our carrier's equipment, and long distance and local toll call revenue is generated by Zenith. The initial markets for the service are California, Pennsylvania, and New York. In each of these states Prime has an operating subsidiary offering Competitive Local Exchange Carrier ("CLEC") services. In California our target customers are consumers who purchase unlimited local telephone service on a prepaid basis. In Pennsylvania and New York, our target customers are businesses in rural communities who obtain high-speed internet access using wireless fixed broadband equipment and services.


New Products and Services
-------------------------

The One Plus service offered by Zenith is not new to the marketplace. The opportunity afforded Zenith is the ability to offer the service at better pricing than generally available to the customers, coupled with superior customer service and state of the art provisioning software.

Research and Development
------------------------

The Company has not had any expenditures for Research and Development. There have been no material customer sponsored research activities or expenditures.

On February 26, 1999 the Company acquired certain intellectual property rights from AVE, Inc. Such property rights included research and development toward a new form of flat-plane antenna technology. The Company believed that additional research, based upon the body of existing knowledge, could have lead to development and eventual production and sale of antenna product(s). The Company believed that there may have been a viable market for such products in the DBS (direct broadcast satellite) television industry. After extensive due diligence it was determined later in 1999 that the commercial development of the proposed antenna technology would not be commercially viable.

Governmental Regulation and Approval
------------------------------------

The Company is operating as an agent reseller of voice long distance services for a CLEC with headquarters in Florida. The Company does not require governmental approval for any of its activities and has incurred no cost or expense with respect to compliance with federal, state and local environmental laws. No single customer has a material effect on the Company's operations. At this time the Company is relying upon the ability of the CLEC it has contracted with for provisioning the customers and providing One Plus voice telephone services. This single vendor may have a material effect on the Company's operations.


Current Environment in the Company's Market
-------------------------------------------

A dramatic shift in the method that long distance and local toll telephone calls are processed and completed is underway in our country. The advent of the internet has driven the cost of long distance calls down substantially from levels of just a few years ago. The developing technology of Voice over Internet Protocol ("VOIP") is driving the cost of long distance calls down to the point that large business users may in the future be able to purchase their long distance requirements at close to zero cost, not including the capital investment in equipment. Our customers in California are residential users who will not in the near term be able to obtain the benefits of the new technology. Our customers in Pennsylvania and New York will similarly not likely be able to obtain the benefits of the new technology in the near term, as our prospective customers are in rural communities; it takes two to three years for new technology to filter down from our primary markets to the secondary and tertiary markets of our country.


The Company's Business Strategy
-------------------------------

The Zenith strategy is to build a recognized and respected brand name as a leader in One Plus voice telephone service, providing superior customer service at competitive prices.

Zenith uses the Internet to interface with the CLEC infrastructure equipment for the provisioning of long distance voice telephone service to our customers.

The Company's internet site is http://www.zenith-technology.com.


ITEM 2.   DESCRIPTION OF PROPERTIES

The Company does not currently own nor lease any property. It shares office space with Prime Companies, Inc., the company that owns 90% of our common stock.


ITEM 3.   LEGAL PROCEEDINGS

There are no pending nor any threatened lawsuits involving the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 26, 2001 the Company's sole shareholder (at that time) authorized an increase in the authorized number of common shares from ten million to one hundred million.

On that date the sole shareholder also authorized the Company to distribute 2,869,366 common shares of the Company ("Spin-off Shares") pro-rata to the more than 1,200 individual shareholders of Prime Companies, Inc., the then sole shareholder of Zenith, as a dividend-in-kind.

On that date the sole shareholder also approved the appointment of Stonefield Josephson, Inc. as the Company's auditor for the fiscal years ending December 31, 2001, and 2000.


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                    MARKET
                                    ------
On September 10, 2001 the Company filed an amended Form 10SB12G/A with the SEC on a voluntary basis in order to: (1) provide current, public information to the investment community; and (2) to comply with the OTC Bulletin Board Eligibility Rule. In mid October we received a "no review" letter from the SEC.

On or about October 23,2001 NevWest Securities Corporation filed form 15c211 with NASD Regulation, Inc. to enable the Company's shares to be traded on the OTC Bulletin Board. The NASD responded with comment letters, which have been responded to by NevWest. We filed a second amended Form 10SB12G/A on March 14, 2002, which we think should satisfy the sole remaining outstanding comment. If the NASD agrees, then our shares may begin to be quoted on the OTC Bulletin Board.

Through March 31, 2002 there has been no public market for our shares.

                                 SHAREHOLDERS
                                 ------------
As of March 31, 2002 the number of shareholders of record of common stock was approximately 1,280, including approximately 1,010 non-objecting beneficial owners whose securities are held in street name.

                               DIVIDEND POLICY
                               ---------------
The Company had not paid dividends on its common stock. The Company plans to retain future earnings, if any, for use in its business and, accordingly the Company does not anticipate paying dividends on its common stock in the foreseeable future. Any earnings are expected to be reserved for the operation and expansion of the Company's business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, upon the Company's earnings, financial condition, and capital requirements.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results  of  Operations
-----------------------

During the year ended December  31,  2001, total sales revenue increased to $235
from $-0- for the  corresponding   period  of  the  prior year. The increase  in
revenue is attributed to the  initiation of operations in July 2001.

The gross margin as a percent of revenues was 35% for the year ended December 31, 2001. There is no comparable figure for the corresponding period of the prior year.

The Company's selling, general and administrative expenses for the year ended December 31, 2001 increased to $5,505 from $-0- for the corresponding period of the prior year. This increase is due primarily to legal and accounting expenses related to the filing of our Form 10SB12G and Form 10SB12G/A with the Securities and Exchange Commission.

Interest  expense for the years ended  December  31,  2001 and 2000 was $-0-.

Interest  income  for the years ended  December  31,  2001 and 2000 was $-0-.

Income taxes for the years ending December 31, 2001 and 2000 was $-0-.


Liquidity  and  Capital  Resources
----------------------------------

At December 31, 2001, the Company had cash of $-0- and working  capital of  $83.

Cash used in operations was $5,422 for the year ended December 31, 2001 compared to cash used in operations of $-0- for the corresponding period of the prior year. The cash used in operations was due primarily to legal and accounting expenses related to the filing of our Form 10SB12G and Form 10SB12G/A with the Securities and Exchange Commission.

Cash used in investing activities for the years ended December 30, 2001 and 2000 was $-0-.

Funds provided by financing activities for the year ended December 30, 2001 were $5,422 compared to funds provided by financing activities of $134 for the corresponding period of the prior year. The cash provided in 2001 and 2000 was a result of cash advances from Prime Companies, Inc.


Risk Factors Associated with Owning our Securities
--------------------------------------------------

Shareholders of the Company should be aware that the ownership of the Company's shares involves certain investment considerations and risk factors, including those described below and elsewhere in this registration statement, which could adversely affect the value of their holdings. Neither the Company nor any other person is authorized to make any representations as to the future market value of the Company's stock.

Any Forward-looking statements contained in this document should not be relied upon as predictions of future events. Such statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and that may be incapable of being realized. Investors are hereby notified that such information reflects the opinions of Company management as to the future. Investors should use their own judgment as to the significance of this information to their individual investment decisions.

Investment in the Company's Common Stock must be considered speculative due to a number of risk factors including, but not limited to, the fact that the shares are not yet quoted in any public market.

Control by the Management Might Limit Independent, Public Shareholder Influence
-------------------------------------------------------------------------------

The Chief Executive Officer and the Chief Financial Officer of the Company beneficially own approximately 58% of the outstanding common stock of the Company. The remaining directors and other executive officers of Prime own approximately 13% of the outstanding common stock of the Company. Accordingly, the Chief Executive Officer and Chief Financial Officer together, or along with the Board of Directors and other executive officers of Prime, may exercise control over the Company, including control over the election of directors, the appointment of officers, and the business policies, investments and future acquisitions, if any, of the Company. Public shareholders' interests may not be fully represented alongside the differing interests of management shareholders, if any. The large percentage of shares owned by these persons may have a limiting effect on the number of shares available for trading in the secondary market, which could have an adverse effect on price and liquidity.

Absence of Necessary Financing Could Disrupt Operations, Product Development,
-----------------------------------------------------------------------------
Growth Plans
------------

The Company intends to obtain the necessary interim and long-term financing necessary to continue operations, to fund present and future product development, and to maintain the competitive position of its One Plus voice telephone products in their markets. There is no guarantee that the Company will have the financial ability to meet all of those goals. The Company expects to raise additional capital from time to time by private placements of the Company's securities and capital contributed by industry partners. To date the Company has not received any capital contributions from its industry partners. There can be no assurances that there will be any market for the Company's securities or that sufficient capital can be raised by any such private placements. If capital is not available, it may not be possible for the Company to grow existing product revenues or to operate profitably in any market. In such event, shareholders could lose their entire investment.


Competitors' Strengths Could Force Price Reductions, Damage Profit Prospects
----------------------------------------------------------------------------

The markets for the Company's One Plus product is intensely competitive. The industry for example has competitors and the ease of entry into the marketplace is very low. Many of the Company's present or prospective competitors have or may have substantially greater financial, technical, marketing and sales resources than the Company. There can be no assurance that the Company will be able to compete effectively in the future. If the Company is unable to compete effectively, shareholders could have a lower return on their investment or lose their entire investment.


Limited Prior Public Market and Restrictions on Free Sale of Stock May Adversely
--------------------------------------------------------------------------------
Affect Stock Value and Liquidity
--------------------------------

There is presently a limited public market for the Company's common stock and there can be no assurance that an active market will develop. The prices at which the shares trade will be determined by the market place and could be subject to significant fluctuations in response to many factors, including, among others, variations in the Company's quarterly operating results, changing economic conditions in the industries in which the subsidiaries participate, and changes in government regulations. In addition, the general stock market has in recent years experienced significant price fluctuations, often unrelated to the operating performance of the specific companies whose stock is traded. Market fluctuations, as well as economic conditions, may adversely affect the market price of the Company common stock. In the event of declining stock values and diminished liquidity, shareholders could lose their entire investment.


Rapid Technological Change Exposes Subsidiaries To Competitive Disadvantages,
-----------------------------------------------------------------------------
Reductions in Sales, Profits, Growth Rates, Market Acceptance
-------------------------------------------------------------


The market for the Company's One Plus product, and the services of the telecommunications industry in general, is characterized by rapid technological advances, evolving industry standards, changes in end-user requirements, and frequent new product introductions and enhancements. The introduction of hardware or software products embodying new Technology and the emergence of new standards could have an adverse effect on the Company's present One Plus product or any products under development. The Company's future success will depend upon its ability to enhance its present products as well as introduce new products that are responsive to technological developments, end-user requirements, and development market appeal. Any failure by the Company to develop new products and enhancements in a timely manner will have an adverse effect on the results of the Company's operations and could result in the Company's failure and the loss of shareholders' investment.


Absence of a Market For The Company's Electronic-Commerce Products Increases
----------------------------------------------------------------------------
Risks of Loss on Investment, Failure to Achieve Growth Targets, Difficulty in
-----------------------------------------------------------------------------
Meeting Debt Service Requirements, Diminished Investor Confidence
-----------------------------------------------------------------

If a significant market for the Company's One Plus service does not develop, the Company's business may not grow according to the Company's expectations and shareholder's prospects for capital gain will be diminished.


Competitive Pricing Pressures May Increase The Risk of Loss of Investment
-------------------------------------------------------------------------

Competitive pricing pressures might bring about a reduction in the average price of the Company's One Plus products, resulting in a decrease in revenues and gross margins. Changes in product mix and other factors might also influence prices. If price reductions occur, the Company's revenues will decline unless it is able to offset these decreases by increasing its sales volumes. In addition, in order to maintain its gross margins, the Company must develop and introduce new products and product enhancements, and it must continue to reduce the development and distribution costs of its products. There is no assurance that the Company will succeed in implementing corrective action if any of these declines occur. Failure by the Company to implement successful pricing strategies and/or to develop new products to meet these competitive pressures and/or to increase unit volumes could result in the Company's failure and the loss of shareholder's investment.


New Products May Contain Undetected Hardware and Software Errors, Which Increase
--------------------------------------------------------------------------------
Risk of Loss of Investment
--------------------------

New products the Company develops and/or markets may contain undetected hardware and software errors, which could require significant expenditures of time and money to correct, harm its relationships with existing customers and negatively impact its reputation in the industry. If such problems should occur, and if the


Company  is  unable  to  rapidly  correct  any  such  problems,   there  may  be
consequences such as:

     o    Delay  or  loss of  market  acceptance  of the  Company's  products
     o    Significant warranty or other liability claims
     o    Diversion resources from product development efforts
     o    Significant  customer  relations problems
     o    Loss of credibility in the market
     o    Inability to sell its products until any errors are corrected

Any one or any combination of these consequences could result in a significant loss in value of shareholders' investment.


Quarterly Fluctuations May Place Additional Burden on Working Capital,  and  the
--------------------------------------------------------------------------------
Need For Additional Investment
------------------------------

Management believes that Zenith's sales can fluctuate based on:

   o The overall strength of the economy, timing, size and terms of customer orders
   o   Changes in customer buying patterns
   o Uncertainties associated with the introduction of any new product or product enhancement
   o The timing of the announcement and introduction of new products by the Company or its competitors
   o The mix of products sold and the mix of distribution channels through which products are sold
   o Deferrals of customer orders in anticipation of new products, services or product enhancement introduced by the Company or its competitors
   o Technological developments affecting the electronic-commerce, business-to-business, and manufacturing software markets

Any failure by the Company to obtain sufficient lines of credit to support these quarterly fluctuations, if any, could result in a decline in profitability and a loss of shareholder value.


Management of Future Acquisitions and Growth Will Require Additional Investment,
--------------------------------------------------------------------------------
Which May Exceed Company's Ability to Manage This Growth
--------------------------------------------------------

The Company has embarked upon an ambitious growth plan including the acquisition of one or more businesses and the accumulation of capital to finance existing and acquired businesses. It will be necessary for the Company to attract, hire and maintain new employees at many levels, including senior management in order to achieve and support growth. The Company expects to include the public market for its securities as a basis for the development of key employee incentive compensation, savings, investment and retirement plans. There can be no assurance that the Company will be successful in any of these efforts, the failure of which could result in slower growth, a decline in profitability and a loss of shareholder value.


Loss of Key Personnel or Inability to Hire Additional Qualified Personnel Might
-------------------------------------------------------------------------------
Result in Failure of the Company to Implement its Plans
-------------------------------------------------------

Loss of the services of key management employees or inability to attract and retain qualified personnel or delays in hiring required personnel, particularly technical and sales personnel, could delay the development and introduction of, and negatively impact the Company's ability to sell its products. In addition to key management personnel, the Company's success depends on its ability to attract and retain highly skilled technical, managerial, marketing and other personnel. Competition for these personnel is intense. In recent years, there has been a strong demand for qualified skilled and unskilled employees in the areas where the Company's main operations are located, and in other areas where it operates. There is a risk that it will be unsuccessful in attracting and retaining the personnel it needs for its business. Failure to attract and retain such personnel could result in a decline in the Company's revenues and profits and a loss of investment by shareholders.


Reliance on Distribution Channel Increases Exposure From Competitors Strengths,
-------------------------------------------------------------------------------
and Company's Financial Constraints
-----------------------------------

The Company will rely on direct sales and independent distributors to sell its products. Distributors also represent other products that may either complement or compete directly with those of the subsidiaries. Independent choices by distributors concerning which products receive their principal attention, the development of new or enhanced products by competitors, the Company's relative ability to compete effectively with others in time-to-market comparisons and a large number of factors under the control of competitors and independent distributors may adversely effect the Company's future operating results. Failure to attract and retain good distributors and/or to implement more direct marketing efforts could result in a decline in the Company's revenues and profits and a loss of investment by shareholders.


Contingent Stock Issuances Might Increase Shareholder Dilution While Values
---------------------------------------------------------------------------
Could Decline
-------------

Revenue and net income increases, if any, may obligate the Company to issue additional shares under future acquisition agreements. This increases the risk of dilution in shareholder value and imposes a risk of complete loss of shareholder value unless this factor is reversed or offset by the infusion of new capital.


Dividend Policy
---------------
Zenith Does Not Intend to Declare Dividends. The payment of future dividends on the common stock and the rate of such dividends, if any, will be determined by our Board of Directors in light of our earnings, financial condition, capital requirements and other factors. Investors risk not receiving any current nor future return on their investment. We have not paid any dividends on our common stock during the past two years. We expect to continue to retain all earnings generated by our operations for the development and growth of our business, and do not anticipate paying any cash dividends to our shareholders in the foreseeable future.



Penny Stock Rules
-----------------
Our Stock is Subject to the Penny Stock Rules. Investors in our stock risk having less liquidity than they may have in a stock not subject to the Penny Stock Rules. Pursuant to the Securities and Exchange Act of 1934, the Common Stock of Prime is classified as a penny stock, which means that it is subject to restrictions with respect to its marketability. SEC rule 15G-9 establishes certain sales practice requirements for such stock and, in particular, prior to a transaction:

         The broker or dealer must have approved a prospective customer's account for transactions in penny stocks in accordance with the procedure under the SEC rules and the broker or dealer must have received from the customer a written agreement to the transaction setting forth the identity and quantity of the designated security to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain from the person information concerning the person's financial situation, investment experience, and investment objectives. The broker or dealer must reasonably determine that transactions in designated securities are suitable for the person and that the person or the person's independent advisor in these transactions has sufficient knowledge and experience in financial matters such that the person or the person's independent advisor in theses transactions reasonably may be expected to be capable of evaluating the risks of transactions in designated securities.

         The broker or dealer must deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination required by the rules stating in a highlighted format that it is unlawful for the broker or dealer to effect a transaction in a designated security unless the broker or dealer has received, prior to the transaction, a written agreement to a transaction from the person and stating in a highlighted format immediately preceding the customer's signature line that: (a) the broker or dealer is required by this section to provide the person with a written statement; and (b) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, or investment objectives; and obtain from the person a manually signed and dated copy of the written statement required by the rules.

         As a practical matter, the only customers eligible to purchase penny stocks are persons for whom the broker or dealer carries an account and who in such account have effected a securities transaction or made a deposit of funds or securities more than one year previously; or have made three purchases of penny stocks that occurred on separate days and involved different issuers.


Impact of Recently Issued Standards
-----------------------------------

In January 2001, the FASB Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. Inasmuch as all debt instruments were entered into prior to November 16, 2000 and all of the debt discount relating to the beneficial conversion feature was previously recognized as expense in accordance with EITF 98-5, there is no impact on these financial statements. This EITF 00-27, could impact future financial statements, should the Company enter into such agreements.

In July 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Boards ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase, therefore, eliminating the pooling-of-interest method defined in APB
16. The statement was effective for business combinations initiated after June 30, 2001, and applies to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption did not have a material impact on the Company's financial position or results of operations, since the Company has not participated in such activities covered under this pronouncement.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination), and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

In October 2001, the FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.


Seasonality and Inflation
-------------------------

Management does not believe the Company's operations are significantly affected by seasonality or inflation.


ITEM  7.  FINANCIAL  STATEMENTS

The Company's consolidated financial statements are attached as pages F-1 through F-6.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Certain information about directors and executive officers of the Company is set forth below:

                             OFFICERS AND DIRECTORS
                             ----------------------

The following table sets forth the names, ages and positions with the Company as of December 31, 2001 of all of the officers and directors (the "Named Executive Officers") of the Company. Also set forth below is information as to the principal occupation and background for each person in the table.

 a)  Directors  and  Executive  Officers  of  the  Company


NAME             AGE  DIRECTOR SINCE              POSITION
---------------  ---  --------------  ---------------------------------
Norbert Lima      56       1999       Chief Executive Officer, Director

Stephen Goodman   58       1999       Chief Financial Officer,
                                      Corporate Secretary, Director

The following is a brief description of the business background of the executive officers and directors of the Company.


Norbert Lima has been President and CEO and Director for the Company since August 1999. Mr. Lima has over thirty years of telecommunications experience, and will be responsible for implementing the Company's operational systems across multiple markets. Mr. Lima founded and operated NACC-Tel, a California interconnect company, from 1984-1994, where he served as Sales Manager, Technical Services Engineer, and Installation Manager. NACC-Tel merged with Pagers Plus Cellular in 1994, whereby Mr. Lima served as Vice President of Engineering, responsible for RF engineering and construction of 220 MHz systems throughout the US. Under Mr. Lima's direction, Pagers Plus successfully constructed 150 five-channel 220 MHz systems throughout various states. In early 1998, Mr. Lima re-purchased NACC-Tel, along with certain assets of Pagers Plus Cellular, which was subsequently acquired by Prime in 1999, and will remain in operation as its wholly owned subsidiary.

Mr. Lima worked in various positions for Pacific Telephone for nineteen years, most recently as Engineering Manager from 1981-1983. From 1979-1981, Mr. Lima was District Manager of Construction, where he was responsible for five construction divisions with 275 subordinates and an operating budget of approximately US$16,000,000 per annum. Mr. Lima's career has taken him through multiple levels of the large telecom company, as he also spent eight years as Outside Plant Engineer, where he had responsibilities of planning and designing pole lines, conduit structures, and underground/building cables. Mr. Lima's success enabled his promotion to Engineering Manager, where he became a supervisor for several Outside Plant Engineers, and then Staff Manager from 1978-1979, where he was responsible for conducting Outside Plant Engineering Reviews throughout the states of California and Nevada. Mr. Lima received his BS in Industrial Technology-Electronics and his BA in Public Administration from Fresno State University in 1970.


Stephen Goodman has been Chief Financial Officer, Treasurer, and Director for the Company since August 1999. Mr. Goodman has worked in the telecommunications industry for over eight years, serving as President for both Secure Cellular, Inc. and Pagers Plus Cellular, of San Francisco, from 1992-1999. Mr. Goodman had been responsible for the strategic direction of both of the companies, and led Pagers Plus to be named the 25th fastest-growing company in the San Francisco Bay area in 1996. Mr. Goodman developed, structured, and negotiated the majority of the business for Pagers Plus, which provides prepaid cellular telephone services, prepaid wireless services, and telephone systems to both consumer and corporate customers throughout California.


Mr. Goodman is skilled in banking and finance, having accumulated over thirty years of experience working for various organizations. Mr. Goodman was President of Contra Costa Financial Services, Inc. from 1989-1992, where he owned and managed this commercial and residential mortgage brokerage/banking firm. Mr. Goodman was involved with the FCC while at Contra Costa Financial Services, Inc., applying to participate in the lottery for a new spectrum of Specialized Mobile Radio licenses. From 1985-1989, Mr. Goodman worked for various savings & loan companies, and from 1977-1985 he served as President of Bay Capital Corporation & House of Money. Mr. Goodman worked in financial public relations on Wall Street from 1969-1970 and as a stockbroker for Loeb, Rhoades & Company from 1965-1966. Mr. Goodman served as Lieutenant Junior Grade in the US Coast Guard from 1966-1969. Mr. Goodman received his JD from William Howard Taft University in 1995, passing the California Baby Bar in 1992. Mr. Goodman received his BS in Economics from the University of Pennsylvania-Wharton School in 1965, and received his MBA with distinction in Finance from New York University in 1969. He is currently in the process of joining the faculty of the University of Phoenix and may teach undergraduate and graduate online courses in finance and management.


ITEM  10.  EXECUTIVE  COMPENSATION

The  officers received no compensation  from Zenith. The Company has not entered
into  any  employment  agreements.   There   are   no   Compensatory  Plans  nor
Arrangements. There are no stock option programs.

                              DIRECTOR COMPENSATION
                              ---------------------

The Company's directors receive no compensation nor reimbursement for out-of-pocket expenses.


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT

The following table sets forth as of December 31, 2001 the beneficial ownership of the Company's outstanding shares of Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's Common Stock; (ii) each director of the Company, (iii) each executive officer of the Company; and (iv) all directors and executive officers as a group.




               Name of          Amount and
Title of       Beneficial       Nature of
Class          Owner            Interest     Percentages      Address
---------------------------------------------------------------------------
Common Stock                                            409 Center Street
Par Value                                               Yuba City, CA 95991
$0.0001        Stephen Goodman     477,846     1.7%

Common Stock                                            409 Center Street
Par Value                                               Yuba City, CA 95991
$0.0001        Adrian Lima         124,483     0.4%


Common Stock                                            409 Center Street
Par Value                                               Yuba City, CA 95991
$0.0001        Norbert Lima        388,302     1.4%

Common Stock                                            155 Montgomery St. #609
Par Value                                               San Francisco, CA 94104
$0.0001        Irving Pfeffer      200,874     0.7%

Common Stock                                            120 W 45 Street
Par Value                                               New York, NY 10036
$0.0001        David Shaw          203,074     0.7%

Common Stock                                            409 Center Street
Par Value      Prime Companies,                         Yuba City, CA 95991
$0.0001        Inc.             25,824,317    90.0%

Common Stock   All Directors
Par Value      and Officers
$0.0001        as a Group          990,631     3.5%


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

On March 15, 2002   Norbert Lima and Stephen Goodman  each  purchased  3,873,648 shares of Zenith from Prime for $7,500 apiece, and William Turley, another director of Prime, purchased 2,582,432 shares of Zenith from Prime for $5,000.


ITEM  13.  EXHIBITS,  REPORTS  ON  FORM  8-K  AND  SUPPLEMENTAL INFORMATION

(a)   INDEX  TO  EXHIBITS

       No exhibits are attached to this document.

(b) No reports on Form 8-K were filed during the last quarter of the year covered by this report.

                             SHAREHOLDER INFORMATION

                             -----------------------

Form  10-KSB  Availability:
A copy of the 2000 Form 10-KSB filed with the Securities and Exchange Commission will be forwarded preferably by email, upon request, to any shareholder. Requests should be directed to:

Norbert  Lima,  CEO
Zenith Technology, Inc.
409  Center  Street
Yuba  City,  CA  95991

Or  by  email  to  sgoodman@zenith-technology.com

Transfer  Agent  and  Registrar:

Mountain Share Transfer
1625 Abilene Drive
Broomfield, CO 80020
Telephone: (303) 460-1149
Fax: (303) 438-9243
Email: beth@mountainsharetransfer.com

Independent  Auditors:

Stonefield Josephson, Inc.
1620 26th Street
Suite 400 South
Santa Monica, CA 90404-4041

Corporate  Offices:  Zenith Technology, Inc.
Mailing  Address:  409  Center  Street,  Yuba  City,  CA  95991
Telephone:  (530)  790-0246
Fax: (530) 671-3215


                                   SIGNATURES
                                   ----------



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated this 12th day of April, 2002.



                                        Zenith Technology,  Inc.

                                   By:  /s/  Norbert  J.  Lima
                                        -------------------------------
                                        Norbert  J.  Lima

                                        Chief  Executive  Officer
                                       (Principal  Executive  Officer)
                                        Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the above date on behalf of the registrant and in the capacities indicated.

By:      /s/  Stephen  Goodman
         -----------------------------------
         Stephen  Goodman
         Director,  Chief  Financial  Officer

                            ZENITH TECHNOLOGY, INC.
                         A DEVELOPMENT STAGE ENTERPRISE
                              FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                      REPORT OF INDEPENDENT PUBLIC AUDITORS



                                    PART F/S
                                    --------

The following financial statements of the Company are included herein:

                                                                      Page No.
                                                                      --------

Zenith Technology, Inc.
-----------------------

     Report of Independent Auditors                                       F-1

     Balance Sheets                                                       F-2

     Statements of Operations                                             F-3

     Statements of Stockholders' Deficit                                  F-4

     Statements of Cash Flows                                             F-5

     Notes to Financial Statements                                        F-6

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Zenith Technology, Inc.
Yuba City, California


We  have audited  the  accompanying balance  sheets of  Zenith Technology,  Inc.
(a development stage enterprise) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zenith Technology, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity accounting principles generally accepted in the United States of America

The accompanying  financial statements have  been  prepared  assuming  that  the
Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses from operations and has had negative cash flows from operations, and has a net capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/STONEFIELD JOSEPHSON, INC.


STONEFIELD JOSEPHSON, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
April 4, 2002

                           PART I FINANCIAL INFORMATION
                           Item 1 Financial Statements
                           ----------------------------



Balance Sheets
Zenith Technology, Inc.
A Development Stage Enterprise

ASSETS                                           December 31,     December 31,
                                                     2001             2000
Current Assets
    Receivable                                  $         83      $     --
                                                ------------      ------------
         Total Current Assets                             83            --
                                                ------------      ------------
TOTAL ASSETS                                    $         83      $     --
                                                ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
    Accounts Payable                                    --              --
                                                ------------      ------------
         Total Current Liabilities                      --              --

Due to Prime Companies, Inc.                          11,058            5,553

Stockholders' Deficit
    Common Stock, $.0001 par value,
    100,000,000 authorized, 28,693,683
    issued and outstanding, as adjusted
    for stock split July 2001                          2,869            2,869
    Additional paid-in capital                        47,131           47,131
    Accumulated Deficit                              (60,975)         (55,553)
                                                ------------      ------------
         Total Stockholders' Deficit                 (10,975)          (5,553)
                                                --------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $         83      $     --
                                                ============      ============

The  accompanying  notes are an integral  part of these financial statements.







Statements of Operations
Zenith Technology, Inc.
A Development Stage Enterprise
                                               Year                  Year
                                               Ended                 ended
                                         December 31, 2001    December 31, 2000
                                         -----------------    -----------------
Revenues to party related
   through common ownership              $        235         $        --

Cost of revenue                                   152                  --
                                         -----------------    -----------------
Gross profit                                       83                  --

Selling, general & administrative exp.          5,505                  --

Organization Expense                               --                   134
                                         -----------------    -----------------
Loss from operations                           (5,422)                 --

Interest income                                    --                  --

Interest expense                                   --                  --
                                         -----------------    -----------------
Loss before taxes                              (5,422)                 (134)
                                         -----------------    -----------------
Net loss                                 $     (5,422)        $        (134)
                                         =================    =================
Basic & diluted per share information:

     Net loss per share                  $         --         $        --
                                                 ===================================
Adjusted Weighted Average Shares           28,693,683            28,693,683
                                         =================    =================


The  accompanying  notes are an integral  part of these financial statements.






Zenith Technology, Inc.
Statement of Stockholders' Deficit
A Development Stage Enterprise


                               Common Stock
                  -----------------------------------------       Additional Paid          Retained
                              Shares             Amount              In Capital            Earnings
                  ---------------------------------------------------------------------------------
Balance, January 1, 2000    28,693,683      $     2,869          $   47,131             $  (55,419)
                            -----------------------------------------------------------------------
Net loss                                                                                      (134)
                            -----------------------------------------------------------------------
Balance, December 31, 2000  28,693,683            2,869              47,131                (55,553)
                            -----------------------------------------------------------------------
Net loss                                                                                    (5,422)
                            -----------------------------------------------------------------------
Balance December 31, 2001   28,693,683      $     2,869           $  47,131             $  (60,975)
                            -----------------------------------------------------------------------




The  accompanying  notes are an integral  part of these financial statements.































Statements of Cash Flows
Zenith Technology, Inc.
A Development Stage Enterprise
                                                                     Year ended     Year ended
                                                                    December 31,    December 31,
                                                                        2001            2000
                                                                 -------------------------------
Cash Flows from Operating Activities
         Net loss                                                  $     (5,422)     $     (134)
         Receivable                                                         (83)
                                                                 -------------------------------
             Net Cash provided by (used in) operating activities         (5,505)           (134)
                                                                 -------------------------------
Cash Flows from Financing Activities
         Advances from Parent Company                                     5,505             134
                                                                 -------------------------------
             Net Cash provided by financing activities                    5,505             134
                                                                 -------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               $      --         $   --

CASH AND CASH EQUIVALENTS, beginning of period                     $      --         $   --
                                                                 -------------------------------
CASH AND CASH EQUIVALENTS, end of period                           $      --         $   --
                                                                 ===============================


The  accompanying  notes are an integral  part of these financial statements.

Zenith Technology, Inc.
A Development Stage Enterprise
Notes to Financial Statements

1.          FINANCIAL STATEMENTS
            ------------------------------

The Company was organized on December 2, 1998 under the laws of the State of Nevada, as Zenith Transportation, Inc. The Company changed its name from Zenith Transportation, Inc. to Zenith Technology, Inc. on February 3, 1999. The Company was inactive for approximately 2 and one-half years.

The Company is a development stage company as defined in the Statement of Financial Accounting Standards No. 7 and had negligible operations through December 31, 2001.

The Company's financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had minimal revenue in 2001. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. This factor raises substantial doubt about the Company's ability to continue as a going concern.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes."

The Company computes net income (loss) per share following SFAS No. 128, "Earnings Per Share". Under the provisions of SFAS No. 128, basic net income
(loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. During 2001 and 2000 there were no common equivalent shares.

Since inception, the parent company, Prime Companies, Inc., has funded the cash requirements of the Company. The Company owes Prime $11,058 as of December 31, 2001. There have been no other related party transactions. The Company is owed $83 from another subsidiary of Prime for long distance telephone service revenue collected by it for the benefit of Zenith.

The Company has not entered into any lease nor rental agreements. The Company has no commitments that are not disclosed in the related financial statements.



2.     Retroactive Effect of Stock Split
       ----------------------------------

We have given retroactive effect in these financial statements to the stock split disclosed in the following note and issued in July 2001.

From December 2, 1998 through June 30, 2001, the Company was a wholly-owned subsidiary of Prime Companies, Inc. ("Prime") and conducted no business operations. On July 26, 2001 the Company had 10,000 common shares outstanding, all owned by Prime Companies, Inc. On July 26, 2001, the Board of Directors and sole shareholder authorized a 2,869.3683 for one stock split and authorized the Company to distribute 2,869,366 common shares of the Company ("Spin-off Shares") pro-rata to approximately 1,280 individual shareholders of Prime as a dividend-in-kind. There was no consideration paid in cash or otherwise by Prime shareholders for the Common Stock. There was no underwriter, and no commissions or fees that were paid. The securities were issued without registration under the Securities Act of 1933 (the "1933 Act") pursuant to Staff Legal Bulletin No. 4 dated September 16, 1997 and No-Action letters promulgated by the Securities and Exchange Commission ("SEC") relating to a "spin-off" transaction. As a result, the Company became separate from and no longer a wholly-owned subsidiary of Prime by virtue of a distribution of 10% of its shares to shareholders of Prime. This had the effect that every Prime shareholder as of July 31, 2001 received 1 share of Zenith for every 10 shares of Prime. There were no fractional shares of Zenith issued. Retroactive effect has been given to this change for all periods presented.

Management recognizes that the Company must generate additional resources to enable it to continue operations. The Company intends to begin recognizing additional revenue during the year 2002. There can be no assurance that the Company will achieve profitability or positive cash flow. If expected revenues do not result in positive cash flow, the Company will not be able to meet its obligations and will have to cease operations.

The Company, a development stage company, plans to provide "one plus" long distance voice telephone service to residential and commercial customers.


3.     Subsequent Events
       ------------------

In October 2001 NevWest Securities Corporation filed Form 15c211 with the NASD to permit the Company's common shares to be traded on the OTC Bulletin Board. In November 2001 the NASD issued the Company the symbol ZNTH, by which it may be traded in the future. On March 14, 2002 the Company filed a second amended Form 10SB12G/A with the SEC, to respond to a question raised by the NASD in its third comment letter. On March 22, 2002 NevWest responded to the third comment letter issued by the NASD. On April 11, 2002 the NASD issued a fourth comment letter requesting that they be provided with a copy of this Form 10KSB document.