Form 10QSB
period 2002-03-31
ZENITH TECHNOLOGY INC
filed 2002-05-07
CIK 1158235

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - QSB
                           (Filed on May 7, 2002)


     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

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

As of March 31, 2002, 28,693,683 shares of Common Stock, $.0001 par value, were outstanding.

                                      INDEX
                                      -----
                                                                           Page
                                                                          Number
                                                                          ------

PART  I.    FINANCIAL  INFORMATION

     Item 1.    Financial  Statements:
          Balance  Sheet
          as  of  March 31, 2002                                             3

          Statements  of  Operations  for  the
          Three Months  ended  March 31, 2002  and  2001                     4

          Statements  of  Cash  Flows  for  the
          Three Months  ended  March 31, 2002  and  2001                     5

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

PART  I. FINANCIAL  INFORMATION

Item  1. Financial  Statements
         ---------------------





Balance Sheet
Zenith Technology, Inc.
A Development Stage Enterprise



ASSETS                                                                    31-Mar-02
                                                                         (unaudited)
Current Assets
          Cash and cash equivalents                                       $   --
          Accounts receivable, net                                             117
                                                                          --------
                    Total Current Assets                                       117
                                                                          --------
TOTAL ASSETS                                                              $    117
                                                                          ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
          Accounts Payable
                                                                          --------
                     Total Current Liabilities                                --

Due to Prime Companies, Inc.                                                11,196

Stockholders' Equity
          Common Stock, $.0001 par value, 100,000,000 authorized
                      28,693,683 issued and outstanding                      2,869
          Additional paid-in capital                                        47,131
          Accumulated Deficit                                              (61,079)
                                                                          --------
                      Total Stockholders' Deficit                          (11,079)
                                                                          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $    117
                                                                          ========

The accompanying notes are an integral part of these financial statements.








Statements of Operations
Zenith Technology, Inc.
A Development Stage Enterprise




                                             Three months  Three months
                                                ended          ended
                                              31-Mar-02      31-Mar-01
                                             ------------    ----------
                                             (unaudited)    (unaudited)
Sales revenues                               $         70    $     --

Cost of sales                                          36          --
                                             ------------    ----------

Gross profit                                           34          --

Selling, general & administrative expenses            138          --

                                             ------------    ----------
Loss from operations                                 (104)         --

Interest income                                      --            --

Interest expense                                     --            --
                                             ------------    ----------

Loss before taxes and extraordinary item             (104)         --

                                             ------------    ----------

Income taxes                                         --            --
                                             ------------    ----------

Net loss                                     $       (104)   $     --
                                             ============    ==========

Basic & diluted per share information:

          Net Loss                           $     (0.000)   $     --
                                             ============    ==========

Weighted Average Shares, basic and diluted     28,693,683    28,693,683
                                             ============    ==========







The accompanying notes are an integral part of these financial statements.





Statements of Cash Flows
Zenith Technology, Inc.
A Development Stage Enterprise


                                                                          Three months      Three months
                                                                             ended             ended
                                                                           31-Mar-02         31-Mar-01
                                                                           ---------         ---------
                                                                          (unaudited)       (unaudited)
Cash Flows from Operating Activities
         Net loss                                                         $    (104)         $    --
         Change in Accounts Receivable                                          (34)              --

                                                                          ---------          ---------
               Net Cash provided by (used in) operating activities             (138)              --
                                                                          ---------          ---------

Cash Flows from Investing Activities
          Purchases of Property and Equipment                                  --                 --
                                                                          ---------          ---------
               Net Cash used in investing activities                           --                 --
                                                                          ---------          ---------

Cash Flows from Financing Activities
         Advances from Parent Company                                           138               --
                                                                          ---------          ---------
               Net Cash provided by financing activities                        138               --
                                                                          ---------          ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           --                 --

CASH AND CASH EQUIVALENTS, beginning of period                            $    --            $    --
                                                                          ---------          ---------

CASH AND CASH EQUIVALENTS, end of period                                  $    --            $    --
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

The balance sheet as of March 31, 2002, the related statements of operations for the three months ended March 31, 2002 and 2001, and cash flows for the three months ended March 31, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Zenith Technology, Inc. as of March 31, 2002, the results of their operations for the three months ended March 31, 2002 and 2001, and their cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements from inception through June 30, 2001 and the notes thereto included in the Company's Form 10SB12GA filed on September 10, 2001, and the Company's financial statements for the year ended December 31, 2001 included in Form 10K filed on April 12, 2002.

The company adopted Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" during the fourth quarter of 2001, which did not have an impact on the financial statements as the company has not used derivative instruments.


2.     Subsequent Events
       -----------------

On April 26, 2002 NevWest Securities Corporation received a clearance letter from the National Association of Securities Dealers authorizing it to initiate quotations of the Company's Common stock on the OTC Bulletin Board. The symbol ZNTH has been assigned to us by the NASD.

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

The Company cautions readers that the following important factors, among others, could affect the Company's results:

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



Results  of  Operations
-----------------------

During the three month period ended March 31, 2002, total sales revenue increased to $70 from $-0- for the corresponding period of the prior year. The increase in revenue is attributed to the initiation of operations in July 2001.

The gross margin as a percent of revenues was 49% for the three month period ended March 31, 2002. There is no comparable figure for the corresponding period of the prior year.

The Company's selling,  general and administrative  expenses for the three month
period   ended   March  31,  2002   increased  to  $138  from   $-0-   for   the
corresponding  period of the prior year.

Interest  expense  for  the three  month  periods  ended   March  31,  2002  and
2001 was $-0-.

Interest  income  for the  three  month  periods  ended   March  31,   2002  and
2001 was $-0-.

Income taxes for the three month periods ending March 31, 2002 and 2001 was $-0-.


Liquidity  and  Capital  Resources
----------------------------------

At March 31, 2002, the Company had cash of $-0- and working  capital of $117.

Cash used in operations was $138 for the three months ended March 31, 2002 compared to cash used in operations of $-0- for the corresponding period of the prior year.

Cash used in investing activities for the three months ended March 31, 2002 was $-0- compared to cash used in investing activities of $-0- for the corresponding period of the prior year.

Funds provided by financing activities for the three months ended March 31, 2002 were $138 compared to funds provided by financing activities of $-0- for the corresponding period of the prior year. The cash provided in 2002 was a result of cash advances from our parent company.

                          PART II.   OTHER INFORMATION

Item  1.    Legal  Proceedings
            ------------------

     See the Company's annual report on Form 10KSB for the year ended December 31, 2001.

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

                                                     ZENITH TECHNOLOGY, INC.
                                                     -----------------------
                                                     (Registrant)



Date:     May 7, 2002                               By:  /S/Norbert  J.  Lima
                                                        ----------------------
                                                           Norbert  J.  Lima
                                                     Chief  Executive  Officer



Date:     May 7, 2002                               By:  /S/Stephen  Goodman
                                                        ---------------------
                                                           Stephen  Goodman
                                                     Chief  Financial  Officer