Form 10QSB
period 2002-06-30
ZENITH TECHNOLOGY INC
filed 2002-07-26
CIK 1158235

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - QSB


     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

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

As of June 30, 2002, 28,693,683 shares of Common Stock, $.0001 par value, were outstanding.

                                      INDEX
                                      -----
                                                                           Page
                                                                          Number
                                                                          ------

PART  I.    FINANCIAL  INFORMATION

     Item 1.    Financial  Statements:
          Balance  Sheet
          as  of  June 30, 2002                                              3

          Statements  of  Operations  for  the
          Three and Six Months  ended  June 30, 2002  and  2001              4

          Statements  of  Cash  Flows  for  the
          Six Months  ended  June 31, 2002  and  2001                        5

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

PART  I. FINANCIAL  INFORMATION

Item  1. Financial  Statements
         ---------------------





Balance Sheet
Zenith Technology, Inc.



ASSETS                                                                    30-Jun-02
                                                                         (unaudited)
Current Assets
          Cash and cash equivalents                                       $   --
          Accounts receivable, net                                             122
                                                                          --------
                    Total Current Assets                                       122
                                                                          --------
TOTAL ASSETS                                                              $    122
                                                                          ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
          Accounts Payable
                                                                          --------
                     Total Current Liabilities                                --

Due to Prime Companies, Inc.                                                11,000

Stockholders' Equity
          Common Stock, $.0001 par value, 100,000,000 authorized
                      28,693,683 issued and outstanding                      2,869
          Additional paid-in capital                                        47,131
          Accumulated Deficit                                              (60,878)
                                                                          --------
                      Total Stockholders' Deficit                          (10,878)
                                                                          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $    122
                                                                          ========

The accompanying notes are an integral part of these financial statements.








Statements of Operations
Zenith Technology, Inc.




                                             Three months   Three months   Six months     Six months
                                                ended          ended          ended         ended
                                              30-Jun-02      30-Jun-01      30-Jun-02     30-Jun-01
                                             ------------    ----------   ------------    ------------
                                             (unaudited)    (unaudited)    (unaudited)   (unaudited)
Sales revenues                               $         10    $     --     $         80    $       --

Cost of sales                                           5          --               41            --
                                             ------------    ----------   ------------    ------------

Gross profit                                            5          --               39            --

Selling, general & administrative expenses           (196)         --              (58)           --

                                             ------------    ----------   ------------    ------------
Income from operations                                201          --               97            --

Interest income                                      --            --             --              --

Interest expense                                     --            --             --              --
                                             ------------    ----------   ------------    ------------

Income before taxes and extraordinary item            201          --               97            --

                                             ------------    ----------   ------------    ------------

Income taxes                                         --            --             --              --
                                             ------------    ----------   ------------    ------------

Net income                                   $        201    $     --     $         97    $       --
                                             ============    ==========   ============    ============

Basic & diluted per share information:

          Net Loss                           $     (0.000)   $     --     $     (0.000)   $       --
                                             ============    ==========   ============    ============

Weighted Average Shares, basic and diluted     28,693,683    28,693,683     28,693,683      28,693,683
                                             ============    ==========   ============    ============







The accompanying notes are an integral part of these financial statements.





Statements of Cash Flows
Zenith Technology, Inc.


                                                                          Six months        Six months
                                                                             ended             ended
                                                                           30-Jun-02         30-Jun-01
                                                                           ---------         ---------
                                                                          (unaudited)       (unaudited)
Cash Flows from Operating Activities
         Net income                                                       $     201          $    --
         Change in Accounts Receivable                                          (39)             --

                                                                          ---------          ---------
               Net Cash provided by operating activities                        162               --
                                                                          ---------          ---------

Cash Flows from Investing Activities
          Purchases of Property and Equipment                                  --                 --
                                                                          ---------          ---------
               Net Cash used in investing activities                           --                 --
                                                                          ---------          ---------

Cash Flows from Financing Activities
         Repayments to Parent Company                                          (162)              --
                                                                          ---------          ---------
               Net Cash used in financing activities                           (162)              --
                                                                          ---------          ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           --                 --

CASH AND CASH EQUIVALENTS, beginning of period                            $    --            $    --
                                                                          ---------          ---------

CASH AND CASH EQUIVALENTS, end of period                                  $    --            $    --
                                                                          =========          =========





The accompanying notes are an integral part of these financial statements.

                     Zenith Technology, Inc.
                  Notes to Financial Statements

1.     FINANCIAL  STATEMENTS
       ---------------------

The balance sheet as of June 30, 2002, the related statements of operations for the three and six months ended March 31, 2002 and 2001, and cash flows for the six months ended March 31, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Zenith Technology, Inc. as of June 30, 2002, the results of their operations for the three and six months ended June 30, 2002 and 2001, and their cash flows for the six months ended March 31, 2002 and 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.

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

None.

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



Results  of  Operations
-----------------------

During the three month period ended June 30, 2002, total sales revenue increased to $10 from $-0- for the corresponding period of the prior year. The increase in revenue is attributed to the initiation of operations in July 2001. During the six month period ended June 30, 2002, total sales revenue increased to $80 from $-0- for the corresponding period of the prior year. The increase in revenue is attributed to the initiation of operations in July 2001.

The gross margin as a percent of revenues was 50% for the three month period ended June 30, 2002. There is no comparable figure for the corresponding period of the prior year. The gross margin as a percent of revenues was 49% for the six month period ended June 30, 2002. There is no comparable figure for the corresponding period of the prior year.

The Company's selling, general and administrative expenses for the three month period ended June 30, 2002 was a credit of $58 compared to $-0- for the corresponding period of the prior year. The Company's selling, general and administrative expenses for the six month period ended June 30, 2002 was a credit of $196 compared to $-0- for the corresponding period of the prior year.

Interest expense for the three and six month periods  ended   June 30,  2002 and
2001 was $-0-.

Interest income for the three and six month periods ended   June 30,   2002  and
2001 was $-0-.

Income taxes for the three and six month periods ending June 30, 2002 and 2001 was $-0-.


Liquidity  and  Capital  Resources
----------------------------------

At June 30, 2002, the Company had cash of $-0- and working  capital of $122.

Cash provided by operations was $162 for the six months ended June 30, 2002 compared to cash used in operations of $-0- for the corresponding period of the prior year.

Cash used in investing activities for the three months ended March 31, 2002 was $-0- compared to cash used in investing activities of $-0- for the corresponding period of the prior year.

Funds used in financing activities for the six months ended June 30, 2002 were $162 compared to funds provided by financing activities of $-0- for the corresponding period of the prior year. The funds used in 2002 were a result of intercompany transactions with our parent company.

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

                                                     ZENITH TECHNOLOGY, INC.
                                                     -----------------------
                                                     (Registrant)



Date:     July 26, 2002                              By:  /S/Norbert  J.  Lima
                                                        ----------------------
                                                           Norbert  J.  Lima
                                                     Chief  Executive  Officer



Date:     July 26, 2002                              By:  /S/Stephen  Goodman
                                                        ---------------------
                                                           Stephen  Goodman
                                                     Chief  Financial  Officer