Form 10KSB/A
period 2001-12-31
ZENITH TECHNOLOGY INC
filed 2002-08-22
CIK 1158235

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - KSB/A
                                 (Amendment No. 1)
                             Filed on August 21, 2002

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

Zenith Technology, Inc. was organized to engage in the research and commercial development of a flat plane antenna with applications to receive and transmit voice and data wirelessly, at any frequency a potential antenna supplier might choose to market its products to the telecommunications industry. After extensive due diligence into the patent for the flat plane antenna under review, it was determined in 1999 that the commercial development of the proposed antenna technology would not be commercially viable. The Company therefore never initiated operations to market the antenna. The due diligence expenses incurred were borne by Prime Companies, Inc., the parent company to Zenith, and treated as a capital contribution.

In June 2001 the Company became aware of a commercial opportunity to offer "One Plus" voice long distance service to consumers and businesses throughout the United States as a reseller utilizing the infrastructure of a Competitive Local Exchange Carrier. This procedure enabled the Company to quickly enter the long distance business without the need to make any capital investment for infrastructure equipment or software. The Company entered into a Reseller Agreement with Available Telecom Services, Inc. in June 2001. The Agreement provides that Available will provide Zenith with Prepaid Long Distance Rate Plans and that Zenith will provide Available with forecasts of anticipated monthly sales forecasts to enable Available to anticipate its network growth requirements. The Agreement has an initial term of two years and has a provision for one year automatic renewals. Zenith received its first order for services on July 30, 2001 for $12 of prepaid long distance services. A copy of the Agreement is attached as an exhibit to this filing.

The Company intends to maintain its One Plus service over the next twelve months. The Company can do this under its present mode of operation and does not need to raise additional funds to accomplish this. However, to expand the business from its existing minimal level of revenues, additional funds would be required for marketing and operational personnel. As the capital markets have not yet reopened for telecommunications companies like Zenith, the Company is exploring various alternatives to enhance value to the shareholders. These include the possibility of a merger with, or acquisition by, a larger company. The Company is not performing any product research and development, does Not expect to purchase any significant equipment, and does not expect to make significant changes to the number of employees, unless the attitude of the participants in the capital markets changes from pessimism to a more favorable attitude.

At December 31, 2001 there were no preliminary agreements nor understandings to acquire any businesses, nor were there any agreements or understandings for the accumulation of capital to finance the existing business, or any acquisitions.



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


New Products and Services
-------------------------


The One Plus service offered by Zenith is not new to the marketplace. The opportunity afforded Zenith is the ability to offer the service at better pricing than generally available to the customers, coupled with superior customer service and state of the art provisioning software. Heretofore, these customers have generally either paid at least 33% more for similar service, or have had to dial additional carrier codes, requiring the user to press as many as 5 to 7 additional buttons to make an outgoing long distance telephone call.


Research and Development
------------------------

The Company has not had any expenditures for Research and Development. There have been no material customer sponsored research activities or expenditures.


On February 26, 1999 the Company acquired certain intellectual property rights from AVE, Inc. for $50,000. Payment for these rights was made to Ave in April 1999 through the issuance of 25,000 shares of Prime to Ave and 25,000 shares of Prime to Gene Klawetter, the principal officer of Ave. Additionally, in March 1999 a $5,000 payment was made by Prime to Mr. Klawetter for consulting services provided by him related to the acquisition of the intellectual property rights. Such property rights included research and development toward a new form of flat plane antenna technology. The Company believed that additional research, based upon the body of existing knowledge, could have lead to development and eventual production and sale of antenna product(s). The Company believed that there may have been a viable market for such products in the DBS (direct broadcast satellite) television industry. After extensive due diligence it was determined later in 1999 that the commercial development of the proposed antenna technology would not be commercially viable.


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


The Company intends to capitalize on the marketing efforts of its affiliated companies, which offer prepaid residential dialtone services and fixed wireless broadband services. Zenith offers its One Plus prepaid voice telephone services to residential users. Until such time as the Company is able to raise additional capital for an extensive marketing program, revenues may be expected to be minimal.


Zenith uses the Internet to interface with the CLEC infrastructure equipment for the provisioning of long distance voice telephone service to our customers.

The Company's internet site is http://www.zenith-technology.com.


ITEM 2.   DESCRIPTION OF PROPERTIES


The Company does not currently own nor lease any property. It shares office space with Prime Companies, Inc., the company that owns 90% of our common stock. There were no costs to Zenith associated with this relationship as of December 31, 2001, and there are currently no plans for Zenith to pay Prime for the use of its office space.


ITEM 3.   LEGAL PROCEEDINGS

There are no pending nor any threatened lawsuits involving the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


On July 26, 2001 the Company's sole shareholder (at that time), Prime Companies, Inc., authorized an increase in the authorized number of common shares from ten million to one hundred million.


On that date the sole shareholder also authorized the Company to distribute 2,869,366 common shares of the Company ("Spin-off Shares") pro-rata to the more than 1,200 individual shareholders of Prime Companies, Inc., the then sole shareholder of Zenith, as a dividend-in-kind.


The business reasons why Prime spun off 10% of its ownership to its shareholders were:

1) To provide access to financing for the development of 'one-plus' voice long distance service throughout the USA. The parent was unable to obtain funding for this aspect of its business, as it was a very small component of the parent's projected operations.

2) To provide Zenith employees with common stock incentives, based upon each employee's contribution to the success of the voice long distance business.

3) To enable and enhance the opportunity to facilitate Zenith's ability to conduct business with competitors of the parent company. The spin-off would also facilitate Zenith's ability to obtain agent or reseller status from CLEC (Competitive Local Exchange Carrier) competitors of the parent.


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


On or about October 23,2001 NevWest Securities Corporation filed form 15c211 with NASD Regulation, Inc. to enable the Company's shares to be traded on the OTC Bulletin Board. The NASD responded with comment letters, which have been responded to by NevWest. We filed a second amended Form 10SB12G/A on March 14, 2002. On April 26, 2002 the NASD approved our shares to be quoted on the OTC Bulletin Board. There is no relationship between Zenith and NevWest, other than the fact that NevWest conducted its due diligence on Zenith and agreed to file form 15c211, in the hope of attracting new customers to its investment firm.


Through March 31, 2002 there has been no public market for our shares.

                                 SHAREHOLDERS
                                 ------------

As of March 31, 2002 the number of shareholders of record of common stock was approximately 1,280, including approximately 1,010 non-objecting beneficial owners whose securities are held in street name. Non-objecting beneficial owners are those shareholders who have their investment broker(s) keep their shares in street name, and do not object to have their identity disclosed to the companies in which they have invested.


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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Plan of Operation
-----------------

The Company intends to maintain its One Plus service over the next twelve months. The Company can do this under its present mode of operation and does not need to raise additional funds to accomplish this. However, to expand the business from its existing minimal level of revenues, additional funds would be required for marketing and operational personnel. As the capital markets have not yet reopened for telecommunications companies like Zenith, the Company is exploring various alternatives to enhance value to the shareholders. These include the possibility of a merger with, or acquisition by, a larger company. The Company is not performing any product research and development, does Not expect to purchase any significant equipment, and does not expect to make significant changes to the number of employees, unless the attitude of the participants in the capital markets changes from pessimism to a more favorable attitude.



Results  of  Operations
-----------------------

During the year ended December  31,  2001, total sales revenue increased to $235
from $-0- for the  corresponding   period  of  the  prior year. The increase  in
revenue is attributed to the  initiation of operations in July 2001.


The Company is not dependent on any one or a few major customers.



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


From the time Zenith was organized through June 30, 2001, Zenith had no employees. After July 1, 2001 Zenith employed 4 part time employees, all of whom are employees of Prime. There were no full time employees as of December 31, 2001.


Interest  expense for the years ended  December  31,  2001 and 2000 was $-0-.

Interest  income  for the years ended  December  31,  2001 and 2000 was $-0-.

Income taxes for the years ending December 31, 2001 and 2000 was $-0-.


Liquidity  and  Capital  Resources
----------------------------------

At December 31, 2001, the Company had cash of $-0- and working  capital of  $83.

Cash used in operations was $5,505 for the year ended December 31, 2001 compared to cash used in operations of $-0- for the corresponding period of the prior year. The cash used in operations was due primarily to legal and accounting expenses related to the filing of our Form 10SB12G and Form 10SB12G/A with the Securities and Exchange Commission.


Cash used in investing activities for the years ended December 30, 2001 and 2000 was $-0-.


Funds provided by financing activities for the year ended December 30, 2001 were $5,505 compared to funds provided by financing activities of $134 for the corresponding period of the prior year. The cash provided in 2001 and 2000 was a result of cash advances from Prime Companies, Inc.

Since inception, the parent company, Prime Companies, Inc., has funded the cash requirements of the Company. The Company owes Prime $11,058 as of December 31, 2001. There are no formal agreements between Zenith and Prime associated with the cash advances. The accounts are maintained by both companies as open intercompany accounts payable/receivable.

As Zenith has no rent obligations nor payroll obligations, management believes it can maintain the business at it present level of revenues without raising additional funds. There are no written nor unwritten agreements or understandings between Zenith and Prime. Management, however, believes that any funds for corporate expenses, such as legal and/or accounting expenses, that may be required will be available from Prime on the same terms as heretofore.


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


Management of Future Acquisitions and Growth Will Require Additional Investment,
--------------------------------------------------------------------------------
Which May Exceed Company's Ability to Manage This Growth
--------------------------------------------------------

The Company would like to embark upon an ambitious growth plan including the acquisition of one or more businesses and the accumulation of capital to finance existing and acquired businesses. It would be necessary for the Company to attract, hire and maintain new employees at many levels, including senior management in order to achieve and support growth. The Company would like to include the public market or its securities as a basis for the development of key employee incentive compensation, savings, investment and retirement plans. There can be no assurance that the Company will be successful in any of these efforts, the failure of which could result in slower growth, a decline in profitability and a loss of shareholder value.


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




               Name of          Amount and
Title of       Beneficial       Nature of
Class          Owner            Interest     Percentages      Address
---------------------------------------------------------------------------
Common Stock                                            409 Center Street
Par Value                                               Yuba City, CA 95991
$0.0001        Stephen Goodman     477,846     1.7%

Common Stock                                            409 Center Street
Par Value                                               Yuba City, CA 95991
$0.0001        Adrian Lima         124,483     0.4%

Common Stock                                            409 Center Street
Par Value                                               Yuba City, CA 95991
$0.0001        Norbert Lima        388,302     1.4%

Common Stock                                            155 Montgomery St. #609
Par Value                                               San Francisco, CA 94104
$0.0001        Irving Pfeffer      200,874     0.7%

Common Stock                                            120 W 45 Street
Par Value                                               New York, NY 10036
$0.0001        David Shaw          203,074     0.7%

Common Stock                                            409 Center Street
Par Value      Prime Companies,                         Yuba City, CA 95991
$0.0001        Inc.             25,824,317    90.0%


Common Stock   All Directors
Par Value      and Officers
$0.0001        as a Group          990,631     3.5%     Three individuals



ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS


On March 15, 2002 Norbert Lima and Stephen Goodman each purchased 3,873,648 shares of Zenith from Prime for $7,500 apiece, and William Turley, another director of Prime, purchased 2,582,432 shares of Zenith from Prime for $5,000. On April 18, 2002 Stephen Goodman purchased an additional 5,164,864 shares of Zenith from Prime for $10,000. The price per share for each of these transactions was $0.00193616. Mr. Lima now owns 13.5% of the outstanding shares of the Company, Mr. Turley now owns 9% of the outstanding shares of the Company, Mr. Goodman now owns 31.5% of the outstanding shares of the Company, and Prime now owns 36% of the outstanding shares of the Company.


ITEM  13.  EXHIBITS,  REPORTS  ON  FORM  8-K  AND  SUPPLEMENTAL INFORMATION

(a)   INDEX  TO  EXHIBITS

    (10) Reseller Agreement with Available Telecom Services, Inc.
</R
(b) No reports on Form 8-K were filed during the last quarter of the year covered by this report.

                             SHAREHOLDER INFORMATION

                             -----------------------

Form  10-KSB  Availability:
A copy of the 2001 Form 10-KSB filed with the Securities and Exchange Commission will be forwarded preferably by email, upon request, to any shareholder. Requests should be directed to:


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
Fax: (530) 671-3215


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated this 21st day of August, 2002.


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

         Director,  Chief  Financial  Officer, Chief Accounting Officer

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


The reasons why Prime spun off 10% of its ownership to its approximately 1,280 shareholders are:

1) To provide access to financing for the development of 'one-plus' voice long distance service throughout the USA. The parent was unable to obtain funding for this aspect of its business, as it was a very small component of the parent's projected operations.

2) To provide Zenith employees with common stock incentives, based upon each employee's contribution to the success of the voice long distance business.

3) To enable and enhance the opportunity to facilitate Zenith's ability to conduct business with competitors of the parent company. The spin-off would also facilitate Zenith's ability to obtain agent or reseller status from CLEC (Competitive Local Exchange Carrier) competitors of the parent.


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


3.     Subsequent Events
       ------------------

In October 2001 NevWest Securities Corporation filed Form 15c211 with the NASD to permit the Company's common shares to be traded on the OTC Bulletin Board. In November 2001 the NASD issued the Company the symbol ZNTH, by which it may be traded in the future. On April 26, 2002 the Company's common stock was approved to be quoted on the OTC Bulletin Board by the NASD.

Exhibit 10  Reseller Agreement with Available Telecom Services, Inc.
--------------------------------------------------------------------

                    AVAILABLE TELECOM SERVICES, INC.
                          RESELLER AGREEMENT

This Reseller Agreement ("Agreement") is entered into between the provider of service, Available Telecom Services, Inc. on behalf of itself and its affiliates ("Atlantic"), a Florida corporation located at 5849 Okeechobee Blvd., Suite 201, West Palm Beach, Florida 33417 and Zenith Technology, Inc. /Prime Companies Inc.("CLEC" or "Reseller"), a Nevada corporation, with its principal place of business located at 409 Center Street, Yuba City, CA 95991 (hereinafter, Atlantic and CLEC may be referred to in the aggregate as "Parties", and each singularly as a "Party".)

WHEREAS, ATS is engaged in the marketing and provisioning of telecommunication services, including but not limited to local long distance and long distance telecommunication services.

WHEREAS, CLEC desires to promote and resell ATS's local long distance and long distance telecommunication services, in accordance with the terms and conditions of this Agreement.

NOW THREFORE, it is agreed as follows:

1. SERVICES:
   --------
 (a) Atlantic shall, in accordance with this Agreement, provide to CLEC those Prepaid Long Distance Service Rate Plans defined and identified herein and exhibit "A", and made a part of this Agreement from time-to-time by the Parties (collectively, the "Rate Plans"). All such services being provided under the Schedules are collectively referred to as the "Services".
 (b) CLEC shall provide Atlantic from time to time a forecast covering a good faith estimate based on historical information (if available) of the anticipated monthly sales forecasts to enable Atlantic to anticipate network growth requirements.

 (c) Orders for Services will be transmitted and processed via Atlantic's Web site or via fax as provided for in Exhibit B attached hereto and made a part hereof as the same may be modified from time to time by Atlantic upon written notice to CLEC.

2. TERM OF THE AGREEMENT:
   ---------------------
 (a) INITIAL TERM: This Agreement is effective and the Parties' obligations commence upon the date of execution by Atlantic ("Effective Date") and continues in effect for a period of two (2) years ("Initial Term").
 (b) AUTOMATIC RENEWAL: This Agreement renews automatically for a 1 year period at the expiration of the Initial Term, unless cancelled in accordance with the termination provisions of this Agreement ("Subsequent Term"). Each Subsequent Term renews automatically for a 1-year period upon its expiration, unless cancelled in accordance with the termination provisions of this Agreement.
(c) CANCELLATION: Either Party may terminate this Agreement upon expiration of a term upon written notice given at least 90 days prior to expiration of the then current term.

3. BILLING AND PAYMENT:
   -------------------
CLEC shall pay Atlantic for the Services at the rates and charges set out in Schedules "A" . If CLEC is required to pay an initial cash deposit or provide other assurance of payment, the Atlantic is not obligated to begin accepting orders or providing Service until the deposit or other assurance of payment is received.
 (a) CLEC shall submit to Atlantic a credit application for credit approval. Payment and Credit terms will be established at Atlantic's sole discretion.
 (b) Atlantic shall invoice CLEC via facsimile each Friday, Day after the close of each Billing Cycle for the Services and for any other sums due Atlantic ("Invoice"). Each Invoice details: (i) the amount due Atlantic, or the credit due CLEC, after a reconciliation between the actual charges for the Services for the prior Billing Cycle, and (ii) any other sums due Atlantic. Depending upon volume, and at Atlantic's sole discretion, billing terms may be extended to bi-weekly or monthly invoicing should it be warranted.
 (c.) Payment Option 1- Subject to credit approval, payment may be made by check. Each invoice shall be paid immediately in available US funds so that the payment is received by Atlantic, less commission due Party, no later than five
(5) calendar days from the date of the Invoice (the "Due Date"). Atlantic agrees that (i) the Invoice date will be the same day the Invoice is faxed to CLEC, and (ii) the Invoice will be faxed on a Business Day. Any invoice not paid by the Due Date shall bear late payment fees at the rate of 1-1/2% per month (or such amount as may be allowed by law) until paid.
 (d.) Payment Option 2- Automatic fund transfer withdrawal: Payment shall be made through automatic fund transfer through bank authorization. Atlantic shall notify CLEC on each Friday of the amount to be transferred on the following Tuesday from CLEC's bank account less commissions due CLEC.
 (e.) The CLEC's facsimile number and contact number and contact for purposes of this Section 3. are 530 671 3215, Attention: Lynn Judd. CLEC may change the facsimile number and contact upon written notice to Atlantic.
 (f) In the event Atlantic extends payment terms as described in Payment Option 1 above, and CLEC is delinquent in a payment of an invoice and Atlantic does not have security from CLEC equal to CLEC's prior month's Service rate charges, CLEC shall provide such additional security as Atlantic may reasonably request in writing.
 (g) Service is provided under a prepaid calling platform and is not currently
subject to taxes other than sales tax if required by certain states.   It is the
CLEC's responsibility to collect the appropriate sales tax from its customers as outline in paragraph 6 "TAXES AND ASSESSMENTS" .
 (h) CLEC shall obtain an LOA (Letter of Authorization) from each Long distance customer and maintain such record on file to protect itself against any slamming charges.
Atlantic may revise the rates and monthly recurring and other charges in this Agreement and the Rate Plans at any time upon written notice to CLEC. Unless otherwise stated in the notice, domestic rates are effective within thirty days and international/offshore rates are effective within seven days of the date of Atlantic's written notice. CLEC's profit shall at all times be maintained at current profit percentages in effect at the time this Agreement is executed.

4. BILLING DISPUTES:
   ----------------
The Parties agree that time is of the essence for payment of all invoices. CLEC shall provide written notice and supporting documentation for any good-faith dispute it may have with an Invoice ("Dispute") within 30 Business Days after CLEC's receipt. If CLEC does not report a Dispute within the 30 Business Day period, CLEC shall have waived its dispute rights for that Invoice. CLEC shall pay disputed amounts, subject to resolution of the Dispute. Atlantic shall use reasonable efforts to resolve timely Disputes within 30 Business Days after its receipt of the Dispute notice.

5. TERMINATION RIGHTS:
   ------------------
(a) REGULATORY CHANGES: If the FCC, a state PUC or a court of competent jurisdiction issues a rule, regulation, law or order which has the effect of canceling, changing, or superseding any material term or provision of this Agreement (collectively, "Regulatory Requirement"), then this Agreement shall be deemed modified in such a way as the Parties mutually agree is consistent with the form, intent and purpose of this Agreement and is necessary to comply with such Regulatory Requirement. Should the Parties not be able to agree on the modifications necessary to comply with a Regulatory Requirement within 30 days after the Regulatory Requirement is effective, then upon written notice either Party may, to the extent practicable, terminate that portion of this Agreement impacted by the Regulatory Requirement.
(b) Either Party may terminate this Agreement upon the other Party's insolvency, dissolution or cessation of business operations. Atlantic may, upon twenty-four hour written notice, immediately terminate this Agreement for CLEC's failure to pay any delinquent Invoice or to maintain any other assurance of payment that may be required hereunder.
(c) In the event of a breach of any material term or condition of this Agreement by a Party (other than a failure to pay which is covered under (b) above), the other Party may terminate this Agreement upon 30 days written notice, unless the breaching Party cures the breach during the 30 day period. A breach that cannot be reasonable cured within a 30-day period may be addressed by a written waiver of this paragraph signed by the Parties.
(d) Upon any material breach by CLEC not cured after expiration of all applicable notice and cure periods, Atlantic may at its sole option do any or all of the following:
(i) cease accepting or processing orders for Service and suspend Service;
(ii) cease all electronically and manually generated information and reports ;
(iii) terminate this Agreement and Service without liability to Atlantic;
(iv) collect from CLEC as liquidated damages an amount equal to the deposit, if any, being held by Atlantic under the terms of this Agreement;
(v); and
(vi) pursue such other legal or equitable remedy or relief as may be appropriate.

6. TAXES AND ASSESSMENTS:
   ---------------------
CLEC is responsible for the collection and remittance of all governmental assessments, surcharges and fees pertaining to its resale of the Services (other than taxes on Atlantic's net income) (collectively, "Taxes"). CLEC shall provide Atlantic with, and maintain, valid and properly executed certificate(s) of exemption for the Taxes, as applicable.

7. WARRANTIES AND LIMITATION OF LIABILITY:
   --------------------------------------
(a) Service shall be provided by Atlantic in accordance with the applicable technical standards established for call transport by the telecommunications industry. Atlantic shall provide Service in a quality and diligent manner consistent with service Atlantic provides its other customers. ATLANTIC MAKES NO OTHER WARRANTY, EXPRESS OR IMPLIED, WITH RESPECT TO TRANSMISSION, EQUIPMENT OR SERVICE PROVIDED HEREUNDER, AND EXPRESSLY DISCLAIMS ANY WARRANTY OF MERCHANTABLITY OR FITNESS FOR ANY PARTICULAR PURPOSE OR FUNCTION.
(b) In no event shall either Party be liable to the other Party for incidental and consequential damages, loss of goodwill, anticipated profit, or other claims for indirect damages in any manner related to this Agreement or the Services.

8. INDEMNIFICATION:
   ---------------
Each Party shall defend and indemnify the other Party and its directors, officers, employees, representatives and agents from any and all claims, taxes, penalties, interest, expenses, damages, lawsuits or other liabilities (including without limitation, reasonable attorney fees and court costs) relating to or arising out of (i) acts or omissions in the operation of its business, and (ii) its breach of this Agreement; provided, however, Atlantic shall not be liable and shall not be obligated to indemnify CLEC, and CLEC shall defend and indemnify Atlantic hereunder, for any claims by any third party, including End-Users, with respect to services provided by CLEC which may incorporate any of Atlantic's services.

9. REPRESENTATION:
   --------------
The Parties acknowledge and agree that the relationship established by this Agreement is that of independent contractor and nothing contained in this Agreement shall be construed to (i) give either party the power to direct and control the day-to-day activities of the other (ii) constitute the parties as partners, joint ventures, co-owners or otherwise as participants in a joint or common undertaking Neither Party, nor their respective employees, agents or representatives, has any right, power or authority to act or create any obligation, express or implied, on behalf of the other Party.

10. FORCE MAJEURE:
   --------------
Other than with respect to failure to make payments due hereunder, neither Party shall be liable under this Agreement for delays, failures to perform, damages, losses or destruction, or malfunction of any equipment, or any consequences thereof, caused or occasioned by or due to fire, earthquake, flood, water, the elements, labor disputes or shortages, utility curtailments, power failures, explosions, civil disturbances, governmental actions, shortages of equipment or supplies, unavailability of transportation, acts or omissions of third parties, or any other cause beyond its reasonable control.

11. WAIVERS:
    -------
Failure of either Party to enforce or insist upon compliance with the provisions of this Agreement shall not be construed as a general waiver or relinquishment of any provision or right under this Agreement.

12. ASSIGNMENT:
    ----------
Neither Party may assign or transfer its rights or obligations under this Agreement without the other Party's written consent, which consent may not be unreasonable withheld, except that Atlantic may assign this Agreement to its parent, successor in interest, or an affiliate or subsidiary without CLEC's consent. Any assignment or transfer without the required consent is void.

13. CONFIDENTIALITY:
    ---------------
(a) Each Party agrees that all information furnished to it by the other Party, or to which it has access under this Agreement, shall be deemed the confidential and proprietary information or trade secrets (collectively referred to as "Proprietary Information") of the Disclosing Party and shall remain the sole and exclusive property of the Disclosing Party (the Party furnishing the Proprietary Information referred to as the "Disclosing Party" and the other Party referred to as the "Receiving Party"). Each Party shall treat the Proprietary information and the contents of this Agreement in a confidential manner and, except to the extent necessary in connection with the performance of its obligations under this Agreement, neither Party may directly or indirectly disclose the same to anyone other than its employees on a need to know basis and who agree to be bound by the terms of this Section, without the written consent of the Disclosing Party.
(b) The confidentiality of obligations of this Section do not apply to any portion of the Proprietary Information which is (i) or becomes public knowledge through no fault of the Receiving Party; (ii) in the lawful possession of Receiving Party prior to disclosure to it by the Disclosing Party (as confirmed by the Receiving Party's records); (iii) disclosed to the Receiving Party without restriction on disclosure by a person who has the lawful right to disclose the information; or (iv) disclosed pursuant to the lawful requirements or formal request of a governmental agency. If the Receiving Party is requested or legally compelled by a governmental agency to disclose any of the Proprietary Information of the Disclosing Party, the Receiving Party agrees that it will provide the Disclosing Party with prompt written notice of such requests so that the Disclosing Party has the opportunity to pursue its legal and equitable remedies regarding potential disclosure.
(c) Each Party acknowledges that its breach or threatened breach of this Section may cause the Disclosing Party irreparable harm, which would not be adequately compensated by monetary damages. Accordingly, in the event of such breach or threatened breach, the Receiving Party agrees that equitable relief, including temporary or permanent injunctions, is an available remedy in addition to any legal remedies to which the Disclosing Party may be entitled.
(d) Neither Party may use the name, logo, trade name, service marks, trade marks, or printed materials of the other Party, in any promotional or advertising material, statement, document, press release or broadcast without the prior written consent of the other Party, which consent may be granted or withheld at the other Party's sole discretion.

14. INTEGRATION:
    -----------
This Agreement and all Exhibits, Schedules and other attachments incorporated herein, if any, represent the entire agreement between the Parties with respect to the subject matter hereof and supersede and merge all prior agreements, promises, understandings, statements, representations, warranties, indemnities and inducements to the making of this Agreement relied upon by either Party, whether written or oral.

15. CONSTRUCTION:
    ------------
The language used in this Agreement is deemed the language chosen by the Parties to express their mutual intent. No rule of strict construction shall be applied against either Party.

16. GOVERNING LAW:
    -------------
Atlantic currently maintains regional service and operations centers in Florida. This Agreement will be construed and enforced in accordance with the law of the state of Florida, without regard to that state's choice of law principles. The Parties agree that any action related to this Agreement shall be brought and maintained only: (i) only in the Palm Beach County Florida Circuit Court. The Parties each consent to the jurisdiction and venue of such courts and waive any right to object to such jurisdiction and venue.

17. NOTICES:
    -------
All notices, including but not limited to, demands, requests and other communications required or permitted hereunder (not including Invoices) shall be in writing and shall be deemed to be delivered when actually received, whether upon personal delivery or if sent by facsimile, mail or overnight delivery. All notices shall be addressed as follows, or to such other address as each of the Parties hereto may notify the other:

Atlantic Telecommunication Systems, Inc.            Zenith Technology, Inc.
Attn: Jerold Stabler, President                     Attn: Stephen Goodman, CFO
5849 Okeechobee Blvd., Suite 201                    409 Center Street
West Palm Beach, FL 33417                           Yuba City, CA 95991
Facsimile #561-640-1720                             Facsimile # 530-671-3215

18. COMPLIANCE WITH LAWS:
    --------------------
During the term of this Agreement, the Parties shall comply with all local, state and federal laws and regulations applicable to this Agreement and to their respective businesses. Further, each Party shall obtain, file and maintain any tariffs, permits, certifications, authorizations, licenses or similar documentation as may be required by the FCC, a state Public Utility or Service Commission, or any other governmental body or agency having jurisdiction over its business. Upon request, a Party will supply copies of such permits, certifications, authorizations, licenses and similar documentation.

19. THIRD PARTIES:
    -------------
The provisions of this Agreement and the rights and obligations created hereunder are intended for the sole benefit of Atlantic and CLEC, and do not create any right, claim or benefit on the part of any person not a party to this Agreement, including End-Users.

20. SURVIVAL OF PROVISIONS:
    ----------------------
Any obligations of the Parties relating to monies owed, as well as those provisions relating to confidentiality, assurances of payment, limitations on liability and indemnification, survive termination of this Agreement.

21. UNENFORCEABILITY OF PROVISIONS:
    ------------------------------
The illegality or unenforceability of any provision of this Agreement does not affect any other provision or portion. If any provision or portion of this Agreement is deemed illegal or unenforceable for any reason, there shall be deemed to be made such minimum change in such provision or portion as is necessary to make it valid and enforceable as so modified. This Agreement is void able by Atlantic if modified by CLEC without the written or initialed consent of an Atlantic officer.

By its signature below, each Party acknowledges and agrees that sufficient allowance has been made for review of this Agreement by respective counsel and that each Party has been advised as to its legal rights, duties and obligations under this Agreement.

Atlantic Telecommunication Systems, Inc.     Zenith Technology, Inc./Prime
                                                                Companies Inc.
By:   /s/ Jerold Stabler                     By: /s/ Stephen Goodman
Jerold Stabler, President                    Stephen Goodman, CFO
Date: June 8, 2001                           Date: June 6, 2001



Initials    sg
            --
Initials    js
            --