Form 10QSB
period 2002-09-30
ZENITH TECHNOLOGY INC
filed 2002-10-07
CIK 1158235

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - QSB


     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2002
                                                 ------------------

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

As of September 30, 2002, 28,693,683 shares of Common Stock, $.0001 par value, were outstanding.

                                      INDEX
                                      -----
                                                                           Page
                                                                          Number
                                                                          ------

PART  I.    FINANCIAL  INFORMATION

     Item 1.    Financial  Statements:
          Balance  Sheet
          as  of  September 30, 2002                                         3

          Statements  of  Operations  for  the
          Three and Nine Months  ended  September 30, 2002  and  2001        4

          Statements  of  Cash  Flows  for  the
          Nine Months  ended  September 31, 2002  and  2001                  5

          Notes  to  Financial  Statements                                   6

     Item  2.    Management's  Discussion  and  Analysis
          of  Financial  Condition  and  Results  of  Operations             7


PART  II.    OTHER  INFORMATION

     Item  1.    Legal Proceedings                                          12

     Item  2.    Changes in Securities and use of proceeds                  12

     Item  3.    Defaults upon Senior Securities                            12

     Item  4.    Submission of Matters to Vote of Security Holders          12

     Item  5.    Other Information                                          12

     Item  6.    Exhibits and Reports on Form 8-K                           12

          Signatures                                                        13

          Certifications                                                    14

PART  I. FINANCIAL  INFORMATION

Item  1. Financial  Statements
         ---------------------


Balance Sheet
Zenith Technology, Inc.


ASSETS                                                                    30-Sep-02
                                                                         (unaudited)
Current Assets
          Cash and cash equivalents                                       $   --
          Accounts receivable, net                                            --
                                                                          --------
                    Total Current Assets                                      --
                                                                          --------
TOTAL ASSETS                                                              $   --
                                                                          ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
          Accounts Payable
                                                                          --------
                     Total Current Liabilities                                --

Due to Prime Companies, Inc.                                                11,000

Stockholders' Equity
          Common Stock, $.0001 par value, 100,000,000 authorized
                      28,693,683 issued and outstanding                      2,869
          Additional paid-in capital                                        47,131
          Accumulated Deficit                                              (61,000)
                                                                          --------
                      Total Stockholders' Deficit                          (11,000)
                                                                          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $   --
                                                                          ========

The accompanying notes are an integral part of these financial statements.








Statements of Operations
Zenith Technology, Inc.




                                             Three months   Three months   Nine months    Nine months
                                                ended          ended          ended          ended
                                              30-Sep-02      30-Sep-01      30-Sep-02      30-Sep-01
                                             ------------    ----------   ------------    ------------
                                             (unaudited)    (unaudited)    (unaudited)   (unaudited)
Sales revenues                               $       --      $       85   $         80    $         85

Cost of sales                                         122            71            163              71
                                             ------------    ----------   ------------    ------------

Gross profit                                         (122)           14            (83)             14

Selling, general & administrative expenses            --          4,943            (58)          4,943

                                             ------------    ----------   ------------    ------------
Income from operations                               (122)       (4,929)           (25)         (4,929)

Interest income                                      --            --             --              --

Interest expense                                     --            --             --              --
                                             ------------    ----------   ------------    ------------

Income before taxes and extraordinary item           (122)       (4,929)           (25)         (4,929)

                                             ------------    ----------   ------------    ------------

Income taxes                                         --            --             --              --
                                             ------------    ----------   ------------    ------------

Net income                                   $       (122)   $   (4,929)  $        (25)   $     (4,929)
                                             ============    ==========   ============    ============

Basic & diluted per share information:

          Net Loss                           $      (0.00)   $    (0.00)  $      (0.00)   $      (0.00)
                                             ============    ==========   ============    ============

Weighted Average Shares, basic and diluted     28,693,683    28,693,683     28,693,683      28,693,683
                                             ============    ==========   ============    ============







The accompanying notes are an integral part of these financial statements.





Statements of Cash Flows
Zenith Technology, Inc.


                                                                          Nine months       Nine months
                                                                             ended             ended
                                                                           30-Sep-02         30-Sep-01
                                                                           ---------         ---------
                                                                          (unaudited)       (unaudited)
Cash Flows from Operating Activities
         Net income                                                       $     (25)         $  (4,929)
         Change in Accounts Receivable                                           83                (14)

                                                                          ---------          ---------
               Net Cash provided by operating activities                         58             (4,943)
                                                                          ---------          ---------

Cash Flows from Investing Activities
          Purchases of Property and Equipment                                  --                 --
                                                                          ---------          ---------
               Net Cash used in investing activities                           --                 --
                                                                          ---------          ---------

Cash Flows from Financing Activities
         Advances from (Repayments to) Parent Company                           (58)             4,943
                                                                          ---------          ---------
               Net Cash provided by (used in) financing activities              (58)             4,943
                                                                          ---------          ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           --                 --

CASH AND CASH EQUIVALENTS, beginning of period                            $    --            $    --
                                                                          ---------          ---------

CASH AND CASH EQUIVALENTS, end of period                                  $    --            $    --
                                                                          =========          =========





The accompanying notes are an integral part of these financial statements.

                     Zenith Technology, Inc.
                  Notes to Financial Statements

1.     FINANCIAL  STATEMENTS
       ---------------------

The balance sheet as of September 30, 2002, the related statements of operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Zenith Technology, Inc. as of September 30, 2002, the results of their operations for the three and nine months ended September 30, 2002 and 2001, and their cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements from inception through June 30, 2001 and the notes thereto included in the Company's Form 10SB12GA filed on September 10, 2001, and the Company's financial statements for the year ended December 31, 2001 included in Form 10KSB filed on April 12, 2002.

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

On September 24, 2002 Prime Companies, Inc. entered into an Agreement to sell the controlling interest in the Company to Carnaby.com. It is anticipated that the transaction will close on or before October 24, 2002; upon closing of the transaction it is anticipated that the Company will be restructured as Carnaby, Inc., a holding company of Carnaby.com, an online auction and fixed-price marketplace poised to compete in the lucrative online auction sector currently dominated by eBay.


On September 24, 2002 a special meeting of the shareholders was held, at which the By-Laws were amended to change the authorized number of directors on the Board of Directors from 2 to 3. At that meeting Mr. Rick Antunes, Chairman of the Board and Chief Executive Officer of Carnaby.com, based in Casselberry, Florida, was then elected to the Board of Directors. Prior to founding Carnaby. com, Mr. Antunes held senior management positions with a number of businesses during his 26 year business career.


Results  of  Operations
-----------------------

During the three month period ended September 30, 2002, total sales revenue decreased to $0 from $85 for the corresponding period of the prior year. During the nine month period ended September 30, 2002, total sales revenue decreased to $80 from $85 for the corresponding period of the prior year. The decrease in revenue is attributed to a reduction in effort to market 1 + long distance services.

The gross margin as a percent of revenues was 16% for the three month period ended September 30, 2001. The gross margin as a percent of revenues was 16% for the nine month period ended September 30, 2001. There is no comparable figure for the corresponding periods of the current year.

The Company's selling, general and administrative expenses for the three month period ended September 30, 2002 was zero compared to $4,943 for the corresponding period of the prior year. The Company's selling, general and administrative expenses for the nine month period ended September 30, 2002 was a credit of $58 compared to $4,943 for the corresponding period of the prior year.

Interest expense for the three and nine month periods ended September 30, 2002 and 2001 was $-0-.

Interest income for the three and nine month periods ended  September 30,   2002
and 2001 was $-0-.

Income taxes for the three and nine month periods ending September 30, 2002 and 2001 was $-0-.


Liquidity  and  Capital  Resources
----------------------------------

At September 30, 2002, the Company had cash of $-0- and working capital of $-0-.

Cash provided by operations was $58 for the nine months ended September 30, 2002 compared to cash used in operations of $4,943 for the corresponding period of the prior year.

Cash used in investing activities for the three months ended September 30, 2002 was $-0- compared to cash used in investing activities of $-0- for the corresponding period of the prior year.

Funds used in financing activities for the nine months ended September 30, 2002 were $58 compared to funds provided by financing activities of $4,943 for the corresponding period of the prior year. The funds used in 2002 were a result of intercompany transactions with our parent company.

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

a)     Exhibits

       99.1) Certifications
       1) By-Laws, as amended

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

                                                     ZENITH TECHNOLOGY, INC.
                                                     -----------------------
                                                     (Registrant)



Date:     October 4, 2002                            By:  /S/Norbert  J.  Lima
                                                        ----------------------
                                                           Norbert  J.  Lima
                                                     Chief  Executive  Officer



Date:     October 4, 2002                            By:  /S/Stephen  Goodman
                                                        ---------------------
                                                           Stephen  Goodman
                                                     Chief  Financial  Officer

                               EXHIBIT 99.1

  CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
                          PURSUANT TO 18 U.S.C. SECTION 1350

 I, Norbert J. Lima, certify that:

 1. I have reviewed this quarterly report on Form 10-QSB of Zenith Technology, Inc.;

 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

 Date:  October 4, 2002

 /s/ Norbert J. Lima
 Norbert J. Lima
 Chief Executive Officer
 (Principal Executive Officer)


 I, Stephen Goodman, certify that:

 1. I have reviewed this quarterly report on Form 10-QSB of Zenith Technology, Inc.;

 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

 Date:  October 4, 2002

 /s/ Stephen Goodman
 Stephen Goodman
 Chief Financial Officer
 (Principal Financial Officer)

                                     BYLAWS
                                       OF
                             ZENITH TECHNOLOGY, INC.
                              A Nevada Corporation



                                ARTICLE I OFFICES

SECTION 1. REGISTERED OFFICE. The registered office of ZENITH TECHNOLOGY, INC. (the "Corporation") shall be at 1555 E. Flamingo Road, Suite 155, Las Vegas, Nevada 89119 and the name of the registered agent in charge thereof shall be CHQ Incorporated. The mailing address of the resident agent shall be 1555 E. Flamingo Road, Suite 155, Las Vegas, Nevada 89119.

SECTION 2. PRINCIPAL OFFICE. The principal office for the transaction of the business of the Corporation shall be at such place as the Board of Directors of the Corporation (the "Board") may determine. The Board is hereby granted full power and authority to change said principal office from one location to another.

SECTION 3. OTHER OFFICES. Branch or subordinate offices may be established by the Board of Directors at such other places as may be desirable.

                             ARTICLE II SHAREHOLDERS

SECTION 1. PLACE OF MEETING. Meetings of shareholders shall be held either at the principal executive office of the corporation or at any other location within or without the State of Nevada which may be designated by written consent of all persons entitled to vote thereat.

SECTION 2. ANNUAL MEETINGS. The annual meeting of shareholders shall be held on such day and at such time as may be fixed by the Board; provided, however, that should said day fall upon a Saturday, Sunday, or legal holiday observed by the Corporation at its principal executive office, then any such meeting of shareholders shall be held at the same time and place on the next day thereafter ensuing which is a full business day. At such meetings, directors shall be elected by plurality vote and any other proper business may be transacted.

SECTION 3. SPECIAL MEETINGS. Special meetings of the shareholders may be called for any purpose or purposes permitted under Chapter 78 of Nevada Revised Statutes at any time by the Board, the Chairman of the Board, the President, or by the shareholders entitled to cast not less than twenty-five percent (25 %) of the votes at such meeting. Upon request in writing to the Chairman of the Board, the President, any Vice-President or the Secretary, by any person or persons entitled to call a special meeting of shareholders, the Secretary shall cause notice to be given to the shareholders entitled to vote, that a special meeting will be held not less than thirty-five (35) nor more than sixty (60) days after the date of the notice.

SECTION 4. NOTICE OF ANNUAL OR SPECIAL MEETING. Written notice of each annual meeting of shareholders shall be given not less than ten (10) nor more than sixty (60) days before the date of the meeting to each shareholder entitled to vote thereat. Such notice shall state the place, date and hour of the meeting and (i) in the case of a special meeting the general nature of the business to be transacted, or (ii) in the case of the annual meeting, those matters which the Board, at the time of the mailing of the notice, intends to present for action by the shareholders, but, any proper matter may be presented at the meeting for such action. The notice of any meeting at which directors are to be elected shall include the names of the nominees intended, at the time of the notice, to be presented by management for election.

     Notice of a shareholders' meeting shall be given either personally or by mail or, addressed to the shareholder at the address of such shareholder appearing on the books of the corporation or if no such address appears or is given, by publication at least once in a newspaper of general circulation in Clark County, Nevada. An affidavit of mailing of any notice, executed by the Secretary, shall be prima facie evidence of the giving of the notice.

SECTION 5. QUORUM. A majority of the shares entitled to vote, represented in person or by proxy, shall constitute a quorum at any meeting of shareholders. If a quorum is present, the affirmative vote of the majority of shareholders represented and voting at the meeting on any matter, shall be the act of the shareholders. The shareholders present at a duly called or held meeting at which a quorum is present may continue to do business until adjournment, notwithstanding withdrawal of enough shareholders to leave less than a quorum, if any action taken (other than adjournment) is approved by at least a majority of the number of shares required as noted above to constitute a quorum. Notwithstanding the foregoing, (1) the sale, transfer and other disposition of substantially all of the corporation's properties and (2) a merger or consolidation of the corporation shall require the approval by an affirmative vote of not less than two-thirds (2/3) of the corporation's issued and outstanding shares.

SECTION 6. ADJOURNED MEETING AND NOTICE THEREOF. Any shareholders meeting, whether or not a quorum is present, may be adjourned from time to time. In the absence of a quorum (except as provided in Section 5 of this Article), no other business may be transacted at such meeting.

     It shall not be necessary to give any notice of the time and place of the adjourned meeting or of the business to be transacted thereat, other than by announcement at the meeting at which such adjournment is taken; provided, however when a shareholders meeting is adjourned for more than forty-five (45) days or, if after adjournment a new record date is fixed for the adjourned meeting, notice of the adjourned meeting shall be given as in the case of an original meeting.

SECTION 7. VOTING. The shareholders entitled to notice of nay meeting or to vote at such meeting shall be only persons in whose name share stand on the stock records of the corporation on the record date determined in accordance with
Section 8 of this Article.

SECTION 8. RECORD DATE. The Board may fix, in advance, a record date for the determination of the shareholders entitled to notice of a meeting or to vote or entitled to receive payment of any dividend or other distribution, or any allotment of rights, or to exercise rights in respect to any other lawful action. The record date so fixed shall be not more than sixty (60) nor less than ten (10) days prior to the date of the meeting nor more than sixty (60) days prior to any other action. When a record date is so fixed, only shareholders of record on that date are entitled to notice of and to vote at the meeting or to receive the dividends, distribution, or allotment of rights, or to exercise of the rights, as the case may be, notwithstanding any transfer of shares on the books of the corporation after the record date. A determination of shareholders of record entitled to notice of or to vote at a meeting of shareholders shall apply to any adjournment of the meeting unless the Board shall fix a new record date for the meeting. The Board shall fix a new record date if the meeting is adjourned for more than forty-five (45) days.

     If no record date is fixed by the Board, the record date for determining shareholders entitled to notice of or to vote at a meeting of shareholders shall be the close of business on the business day next preceding the day on which notice is given or, if notice is waived, at the close of business on the business day next preceding the day on which notice is given. The record date for determining shareholders for any purpose other than as set in this Section 8 or Section 10 of this Article shall be at the close of the day on which the Board adopts the resolution relating thereto, or the sixtieth day prior to the date of such other action, whichever is later.

SECTION 9. CONSENT OF ABSENTEES. The transactions of any meeting of shareholders, however called and noticed, and wherever held, are as valid as though had at a meeting duly held after regular call and notice, if a quorum is present either in person or by proxy, and if, either before or after the meeting, each of the persons entitled to vote not present in person or by proxy, signs a written waiver of notice, or a consent to the holding of the meeting or an approval of the minutes thereof. All such waivers, consents or approvals shall be filed with the corporate records or made a part of the minutes of the meeting.

SECTION 10. ACTION WITHOUT MEETING. Any action which, under any provision of law, may be taken at any annual or special meeting of shareholders, may be taken without a meeting and without prior notice if a consent in writing, setting forth the actions to be taken, shall be signed by holders of outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Unless a record date for voting purposes be fixed as provided in Section 8 of this Article, the record date for determining shareholders entitled to give consent pursuant to this Section 10, when no prior action by the Board has been taken, shall be the day on which the first written consent is given.

SECTION 11. PROXIES. Every person entitled to vote shares has the right to do so either in person or by one or more persons authorized by a written proxy executed by such shareholder and filed with the Secretary not less than five (5) days prior to the meeting.

SECTION 12. CONDUCT OF MEETING. The President shall preside as Chairman at all meetings of the shareholders, unless another Chairman is selected. The Chairman shall conduct each such meeting in a businesslike and fair manner, but shall not be obligated to follow any technical, formal or parliamentary rules or principles of procedure. The Chairman's ruling on procedural matters shall be conclusive and binding on all shareholders, unless at the time of ruling a request for a vote is made by the shareholders entitled to vote and represented in person or by proxy at the meeting, in which case the decision of a majority of such shares shall be conclusive and binding on all shareholders without limiting the generality of the foregoing. the Chairman shall have all the powers usually vested in the chairman of a meeting of shareholders.

                              ARTICLE III DIRECTORS

SECTION 1. POWERS. Subject to limitation of the Articles of Incorporation, of these bylaws, and of actions required to be approved by the shareholders, the business and affairs of the corporation shall be managed and all corporate powers shall be exercised by or under the direction of the Board. The Board may, as permitted by law, delegate the management of the day-today operation of the business of the corporation to a management company or other persons or officers of the corporation to a management company or other persons or officers of the corporation provided that the business affairs of the Corporation shall be managed and all corporate powers shall be exercised under the ultimate direction of the Board. Without prejudice to such general powers, it is hereby expressly declared that the Board shall have the following powers:

         (a) To select and remove all of the officers, agents and employees of the corporation, prescribe the powers and duties for them as may not be inconsistent with law, or with the Articles of Incorporation or by these bylaws, fix their compensation, and require from them, if necessary, security for faithful service.
         (b) To conduct, manage, and control the affairs and business of the corporation and to make such rules and regulations therefore not inconsistent with law, with the Articles of Incorporation or these bylaws, as they may deem best.
         (c) To adopt, make and use a corporate seal, and to prescribe the forms of certificates of stock and to alter the form of such seal and such of certificates from time to time in their judgment they deem best.
         (d) To authorize the issuance of shares of stock of the corporation from time to time, upon such terms and for such consideration as may be lawful.
         (e) To borrow money and incur indebtedness for the purposes of the corporation, and to cause to be executed and delivered therefor, in the corporate name, promissory notes, bonds, debentures, deeds of trust, mortgages, pledges, hypothecation or other evidence of debt and securities therefor.


SECTION 2. NUMBER AND QUALIFICATION OF DIRECTORS. The authorized number of directors shall be three (3) until changed by amendment of the Articles or by a bylaw duly adopted by approval of the outstanding shares amending this Section 2.


SECTION 3. ELECTION AND TERM OF OFFICE. The directors shall be elected at each annual meeting of shareholders but if any such annual meeting is not held or the directors are not elected thereat, the directors may be elected at any special meeting of shareholders held for that purpose. Each director shall hold office until the next annual meeting and until a successor has been elected and qualified.

SECTION 4. CHAIRMAN OF THE BOARD. At the regular meeting of the Board, the first order of business will be to select, from its members, a Chairman of the Board whose duties will be to preside over all board meetings until the next annual meeting and until a successor has been chosen.

SECTION 5. VACANCIES. Any director may resign effective upon giving written notice to the Chairman of the Board, the President, Secretary, or the Board, unless the notice specified a later time for the effectiveness of such resignation. If the resignation is effective at a future time, a successor may be elected to take office when the resignation becomes effective.

Vacancies in the Board including those existing as a result of a removal of a director, shall be filled by the shareholders at a special meeting, and each director so elected shall hold office until the next annual meeting and until such director's successor has been elected and qualified.

A vacancy or vacancies in the Board shall be deemed to exist in case of the death, resignation or removal of any director or if the authorized number of directors be increased, or if the shareholders fail, at any annual or special meeting of shareholders at which any directors are elected, to elect the full authorized number of directors to be voted for the meeting.

The Board may declare vacant the office of a director who has been declared of unsound mind or convicted of a felony by an order of court. The shareholders may elect a director or directors at any time to fill any vacancy or vacancies. Any such election by written consent requires the consent of a majority of the outstanding shares entitled to vote. If the Board accepts the resignation of a director tendered to take effect at a future time, the shareholder shall have power to elect a successor to take office when the resignation is to become effective.

No reduction of the authorized number of directors shall have the effect of removing any director prior to the expiration of the director's term of office.

SECTION 6. PLACE OF MEETING. Any meeting of the Board shall be held at any place within or without the State of Nevada which has been designated from time to time by the Board. In the absence of such designation meetings shall be held at the principal executive office of the corporation.

SECTION 7. REGULAR MEETINGS. Immediately following each annual meeting of shareholders the Board shall hold a regular meeting for the purpose of organization, selection of a Chairman of the Board, election of officers, and the transaction of other business. Call and notice of such regular meeting is hereby dispensed with.

SECTION 8. SPECIAL MEETINGS. Special meetings of the Board for any purposes may be called at any time by the Chairman of the Board, the President, or the Secretary or by any two directors.

Special meetings of the Board shall be held upon at least four (4) days written notice or forty-eight (48) hours notice given personally or by telephone, telegraph, telex or other similar means of communication. Any such notice shall be addressed or delivered to each director at such director's address as it is shown upon the records of the Corporation or as may have been given to the Corporation by the director for the purposes of notice.

SECTION 9. QUORUM. A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business, except to adjourn as hereinafter provided. Every act or decision done or made by a majority of the directors present at a meeting duty held at which a quorum is present shall be regarded as the act of the Board. unless a greater number be required by law or by the Articles of Incorporation. A meeting at which a quorum is initially present may continue to transact business notwithstanding the withdrawal of directors, if any action taken is approved by at least a majority of the number of directors required as noted above to constitute a quorum for such meeting.

SECTION 10. PARTICIPATION IN MEETINGS BY CONFERENCE TELEPHONE. Members of the Board may participate in a meeting through use of conference telephone or similar communications equipment, so long as all members participate in such meeting can hear one another.

SECTION 11. WAIVER OF NOTICE. The transactions of any meeting of the Board, however called and noticed or wherever held, are as valid as though had at a meeting duty held after regular call and notice if a quorum be present and if, either before or after the meeting, each of the directors not present signs a written waiver of notice, a consent to holding such meeting or an approval of the minutes thereof. Alt such waivers, consents or approvals shall be filed with the corporate records or made part of the minutes of the meeting.

SECTION 12. ADJOURNMENT. A majority of the directors present, whether or not a quorum is present, may adjourn any directors' meeting to another time and place. Notice of the time and place of holding an adjourned meeting need not be given to absent directors if the time and place be fixed at the meeting adjourned. If the meeting is adjourned for more than forty-eight (48) hours, notice of any adjournment to another time or place shall be given prior to the time of the adjourned meeting to the directors who were not present at the time of adjournment

SECTION 13. FEES AND COMPENSATION. Directors and members of committees may receive such compensation, if any, for their services, and such reimbursement for expenses, as may be fixed or determined by the Board.

SECTION 14. ACTION WITHOUT MEETING. Any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board shall individually or collectively consent in writing to such action. Such consent or consents shall have the same effect as a unanimous vote of the Board and shall be filed with the minutes of the proceedings of the Board.

SECTION 15. COMMITTEES. The board may appoint one or more committees, each consisting of two or more directors, and delegate to such committees any of the authority of the Board except with respect to:

     (a) The approval of any action which requires shareholders' approval or approval of the outstanding shares;

     (b) The filling of vacancies on the Board or on any committees;
     (c) The fixing of compensation of the directors for serving on the Board or any committee;
     (d) The amendment or repeal of bylaws or the adoption of new bylaws;
     (e) The amendment or repeal of any resolution of the Board which by its express terms is not so amendable or repealable by a committee of the board;
     (f) A distribution to the shareholders of the corporation:
     (g) The appointment of other committees of the Board or the members thereof. Any such committee must be appointed by resolution adopted by a majority of the authorized number of directors and may be designated an Executive Committee or by such other name as the Board shall specify. The Board shall have the power to prescribe the manner in which proceedings of any such committee shall be conducted. Unless the Board or such committee shall otherwise provide, the regular or special meetings and other actions of any such committee shall be governed by the provisions of this Article applicable to meetings and actions of the Board. Minutes shall be kept of each meeting of each committee.

                               ARTICLE IV OFFICERS

SECTION 1. OFFICERS. The officers of the corporation shall be a president, a secretary and a treasurer. The corporation may also have, at the discretion of the Board, one or more vice-presidents, one or more assistant vice presidents, one or more assistant secretaries, one or more assistant treasurers and such other officers as may be elected or appointed in accordance with the provisions of Section 3 of this Article.

SECTION 2. ELECTION. The officers of the corporation, except such officers as may be elected or appointed in accordance with the provisions of Section 3 or
Section 5 of this Article, shall be chosen annually by, and shall serve at the pleasure of, the Board, and shall hold their respective offices until their resignation, removal or other disqualification from service, or until their respective successors shall be elected.

SECTION 3. SUBORDINATE OFFICERS. The Board may elect, and may empower the President to appoint, such other officers as the business of the corporation may require, each of whom shall hold office for such period, have such authority, and perform such duties as are provided in these bylaws or as the Board, or the President may from time to time direct.

SECTION 4. REMOVAL AND RESIGNATION. Any officer may be removed, either with or without cause, by the Board of Directors at any time, or, except in the case of an officer chosen by the Board, by an officer upon whom such power of removal may be conferred by the Board.

Any officer may resign at any time by giving written notice to the corporation. Any such resignation shall take effect at the date of the receipt of such notice or at any later time specified therein. The acceptance of such resignation shall be necessary to make it effective.

SECTION 5. VACANCIES. A vacancy of any office because of death, resignation, removal, disqualification, or any other cause shall be filled in the manner prescribed by these bylaws for the regular election or appointment to such office.

SECTION 6. PRESIDENT. The President shall be the chief executive officer and general manager of the corporation. The President shall preside at all meetings of the shareholders and, in the absence of the Chairman of the Board at all meetings of the Board. The president has the general powers and duties of management usually vested in the chief executive officer and the general manager of the corporation and such other powers and duties as may be prescribed by the Board.

SECTION 7. VICE PRESIDENTS. In the absence or disability of the President, the Vice Presidents in order of their rank as fixed by the Board or, if not ranked, the Vice President designated by the Board, shall perform all the duties of the President, and when so acting shall have all the powers of, and be subject to all the restrictions upon the President. The Vice Presidents shall have such other powers and perform such other duties as from time to time may be prescribed for them respectively by the President or the Board.

SECTION 8. SECRETARY. The Secretary shall keep or cause to be kept, at the principal executive offices and such other place as the Board may order, a book of minutes of all meetings of shareholders, the Board, and its committees, with the time and place of holding, whether regular or special, and, if special, how authorized, the notice thereof given, the names of those present at Board and committee meetings, the number of shares present or represented at shareholders' meetings, and proceedings thereof. The Secretary shall keep, or cause to be kept, a copy of the bylaws of the corporation at the principal executive office of the corporation.

The Secretary shall keep, or cause to be kept, at the principal executive office, a share register, or a duplicate share register, showing the names of the shareholders and their addresses, the number and classes of shares held by each, the number and date of certificates issued for the same, and the number and date of cancellation of every certificate surrendered for cancellation.

The Secretary shall give, or cause to be given, notice of all the meetings of the shareholders and of the Board and any committees thereof required by these bylaws or by law to be given, shall keep the seal of the corporation in safe custody, and shaft have such other powers and perform such other duties as may be prescribed by the Board.

SECTION 9. TREASURER. The Treasurer is the chief financial officer of the corporation and shall keep and maintain, or cause to be kept and maintained, adequate and correct accounts of the properties and financial transactions of the corporation, and shall send or cause to be sent to the shareholders of the corporation such financial statements and reports as are by law or these bylaws required to be sent to them.

The Treasurer shall deposit all monies and other valuables in the name and to the credit of the corporation with such depositories as may be designated by the Board. The Treasurer shall disburse the funds of the corporation as may be ordered by the Board, shall render to the President and directors, whenever they request it, an account of all transactions as Treasurer and of the financial conditions of the corporation, and shall have such other powers and perform such other duties as may be prescribed by the Board.

SECTION 10. AGENTS. The President, any Vice-President, the Secretary or Treasurer may appoint agents with power and authority, as defined or limited in their appointment, for and on behalf of the corporation to execute and deliver, and affix the seal of the corporation thereto, to bonds, undertakings, recognizance, consents of surety or other written obligations in the nature thereof and any said officers may remove any such agent and revoke the power and authority given to him.

                           ARTICLE V OTHER PROVISIONS

SECTION 1. DIVIDENDS. The Board may from time to time declare, and the corporation may pay, dividends on its outstanding shares in the manner and on the terms and conditions provided by law, subject to any contractual restrictions on which the corporation is then subject.

SECTION 2. INSPECTION OF BY-LAWS. The Corporation shall keep in its Principal executive Office the original or a copy of these bylaws as amended to date which shall be open to inspection to shareholders at all reasonable times during office hours. If the Principal Executive Office of the corporation is outside the State of Nevada and the Corporation has no principal business office in such State, it shall upon the written notice of any shareholder furnish to such shareholder a copy of these bylaws as amended to date.

SECTION 3 . REPRESENTATION OF SHARES OF OTHER CORPORATIONS . The President or any other officer or officers authorized by the Board or the President are each authorized to vote, represent, and exercise on behalf of the Corporation all rights incident to any and all shares of any other corporation or corporations standing in the name of the Corporation. The authority herein granted may be exercised either by any such office in person or by any other person authorized to do so by proxy or power of attorney duly executed by said officer.

                           ARTICLE VI INDEMNIFICATION

SECTION  1.  INDEMNIFICATION  IN  ACTIONS  BY  THEIR  PARTIES.  Subject  to  the
limitations of law, if any, the corporation shall have the power to indemnity any director, officer, employee and agent of the corporation who was or is a party or is  threatened  to be made a party  to any  proceeding  (other  than an action by or in the right of to procure a judgment in its favor) against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with such proceedings, provided that the Board shall find that the director, officer, employee or agent acted in good faith and in a manner which such person reasonably believed in the best interests of the corporation and, in the case of criminal proceedings, had no reasonable cause to believe the conduct was unlawful. The termination of any proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere shall not, of itself create a presumption that such person did not act in good faith and in a manner which the person reasonably believed to be in the best interests of the corporation or that such person had reasonable cause to believe such person's conduct was unlawful.

SECTION 2. INDEMNIFICATION IN ACTIONS BY OR ON BEHALF OF THE CORPORATION. Subject to the limitations of law, if any, the Corporation shall have the power to indemnify any director, officer, employee and agent of the corporation who was or is threatened to be made a party to any threatened, pending or completed legal action by or in the right of the Corporation to procure a judgment in its favor, against expenses actually and reasonable incurred by such person in connection with the defense or settlement, if the Board of Directors determine that such person acted in good faith, in a manner such person believed to be in the best interests of the Corporation and with such care, including reasonable inquiry, as an ordinarily prudent person would use under similar circumstances.

SECTION 3. ADVANCE OF EXPENSES. Expenses incurred in defending any proceeding may be advanced by the Corporation prior to the final disposition of such proceeding upon receipt of an undertaking by or on behalf of the officer, director, employee or agent to repay such amount unless it shall be determined ultimately that the officer or director is entitled to be indemnified as authorized by this Article.

SECTION 4. INSURANCE. The corporation shall have power to purchase and maintain insurance on behalf of any officer, director, employee or agent of the Corporation against any liability asserted against or incurred by the officer, director, employee or agent in such capacity or arising out of such person's status as such whether or not the corporation would have the power to indemnify the officer, or director, employee or agent against such liability under the provisions of this Article.

                             ARTICLE VII AMENDMENTS

These bylaws may be altered, amended or repealed either by approval of a majority of the outstanding shares entitled to vote or by the approval of the Board; provided however that after the issuance of shares, a bylaw specifying or changing a fixed number of directors or the maximum or minimum number or changing from a fixed to a flexible Board or vice versa may only be adopted by the approval by an affirmative vote of not less than two-thirds of the corporation's issued and outstanding shares entitled to vote.

                                   CERTIFICATE

                                       OF

                                    SECRETARY





     THIS IS TO CERTIFY that I am the duly elected, qualified and acting Secretary of ZENITH TECHNOLOGY, INC. and that the above and foregoing Bylaws, as amended September 24, 2002 by the shareholders, constituting a true original copy, were duly adopted as the Bylaws of said corporation on November 2, 1999, by the Directors of said corporation.

     IN WITNESS WHEREOF, I have hereunto set my hand.

Dated: September 24, 2002


                                                      By: /s/ Stephen Goodman
                                                      Stephen Goodman, Secretary