Form 10KSB
period 2002-12-31
ZENITH TECHNOLOGY INC
filed 2003-04-25
CIK 1158235

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - KSB


       (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                         Commission File Number 0-33135
                                  -------------

                             ZENITH TECHNOLOGY, INC.
                             -----------------------
        (exact name of small business issuer as specified in its charter)

                Nevada                                    68-0448219
                ------                                    ----------
     (State or other jurisdiction of               (I.R.S.  Employer
     Incorporation or organization)                 Identification No.)

     P.O. Box 676286, Rancho Santa Fe, CA                 92067
     -------------------------------------                -----
     (Address of principal  executive  offices)         (Zip Code)

                    Issuer's telephone number (858) 759-9994
                                               --------------

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

                                                  NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                ON WHICH REGISTERED
-------------------                                -------------------
Common Stock, $.0001                                      NASD
                                                   OTC Bulletin Board


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

State  issuer's revenues  for  the  most  recent  fiscal  year. . .. . .$80___

As of April 15, 2003 there were 28,693,683 shares of the Company's Common Stock outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant on April 15, 2003 was $2,869.

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


The Business of the Company
---------------------------

     Zenith Technology, Inc. was organized to engage in the research and commercial development of a flat plane antenna with applications in the telecommunications industry. After extensive due diligence into the patent for the flat plane antenna under review, it was determined in 1999 that the commercial development of the proposed antenna technology would not be commercially viable. The Company therefore never initiated operations to market the antenna. The due diligence expenses incurred were borne by Prime, its previous controlling shareholder. In June 2001 the Company became aware of a commercial opportunity to offer "One Plus" voice long distance service to consumers and businesses throughout the United States as a reseller utilizing the infrastructure of a Competitive Local Exchange Carrier. This procedure enabled the Company to quickly enter the long distance business without the need to make any capital investment for infrastructure equipment or software. The Company entered into a Reseller Agreement with that carrier in June 2001 and received its first order for services in July 2001 which was discontinued as of December 20, 2002. On December 20, 2002, the controlling shares of the Company, previously held by Prime Companies, Inc., were sold to the Tiger Fund(TM) Inc., an Irvine, California based business development company. The Tiger Fund(TM) acquired a 90% controlling interest in the Company for investment purposes and to utilize the Company as a vehicle for providing liquidity to one or more of its potential eligible portfolio companies.


Principal Products and Markets
------------------------------

     Since its acquisition by the Tiger Fund(TM), Inc., the Company has discontinued any operations and has remained dormant since December 20, 2002 to the date of this filing.

Change of Control of the Company
---------------------------------

     On December 20, 2002, Prime Companies, Inc., the controlling shareholder of the Company, sold 25,824,317 shares of common stock of Zenith Technology, Inc. to the Tiger Fund(TM), Inc., an Irvine, California based business development company, for $90,000 cash. The stock sale transaction, which constitutes approximately 90.0% of the total issued and outstanding shares of the Registrant, is classified as a change of control of the Registrant. Prime is a publicly traded company, incorporated in the State of Delaware with its principal place of business at 409 Center Street, Second Floor, Yuba City, CA 95991.

One-Plus Long Distance Service
------------------------------

     Prior to its acquisition by the Tiger Fund(TM), Inc., Zenith offered "One Plus" voice long distance services to residential and business users throughout the United States. Since December 20, 2002, such services have been discontinued and are no longer offered by the Company. The One Plus service enabled a caller to make a long distance telephone call without the need to enter a 7 digit carrier code, nor the need to enter a PIN (personal identification number) code, which can be as long as 15 digits. The customer authorized us to have his local telephone company establish our carrier as the customer's long distance and local toll carrier. When this was accomplished, all local toll calls and long distance calls made by the customer were routed through our carrier's equipment, and long distance and local toll call revenue was generated by Zenith. The initial markets for the service were California, Pennsylvania, and New York. In each of these states Prime, the Company's former controlling shareholder, has an operating subsidiary offering Competitive Local Exchange Carrier ("CLEC") services. In California our target customers are consumers who purchase unlimited local telephone service on a prepaid basis. In Pennsylvania and New York, our target customers are businesses in rural communities who obtain high-speed internet access using wireless fixed broadband equipment and services.

New Products and Services
-------------------------

     The One Plus service previously offered by Zenith is not new to the marketplace. The opportunity afforded Zenith is the ability to offer the service at better pricing than generally available to the customers, coupled with superior customer service and state of the art provisioning software.

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


Governmental Regulation and Approval
------------------------------------

     Prior to the change of control of the Company on December 20, 2002, the Company was operating as an agent reseller of voice long distance services for a CLEC with headquarters in Florida. The Company did not require governmental approval for any of its activities and has incurred no cost or expense with respect to compliance with federal, state and local environmental laws. No single customer had a material effect on the Company's operations.


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


The Company's Business Strategy
-------------------------------

     At present the Company's strategy is to provide a return on investment to its shareholders by introducing and merging with a viable, revenue generating and potentially profitable private business with Zenith. The Company's controlling shareholder, the Tiger Fund(TM), Inc., is a business development company which was created to invest in North American businesses that have promise for continued growth and are in need of expansion capital. The Tiger Fund(TM) acquired approximately 90% of the Company and has the right to acquire an additional 4.5% of additional common stock of the Company. It is anticipated although not yet certain that the Tiger Fund(TM) will merge one of its portfolio companies within Zenith, in order to provide some degree of liquidity to its own investors as well as prepare the merged company for future investment from private equity groups which also look for a defined exit strategy of having access to selling their equity interests within a secondary market for such securities.

     Prior to the change of control of the Company from the Prime Companies to the Tiger Fund(TM), the Company's strategy was to build a recognized and respected brand name as a leader in One Plus voice telephone service, providing superior customer service at competitive prices. As of December 20, 2002, this business has been discontinued.

ITEM 2.   DESCRIPTION OF PROPERTIES

The Company does not currently own nor lease any property. It shares office space with the Tiger Fund(TM), Inc., the company that owns 90% of our common stock.


ITEM 3.   LEGAL PROCEEDINGS

There are no pending nor any threatened lawsuits involving the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                     MARKET
                                    ------
Our common stock has been trading since April 29, 2002 on the NASDAQ Over-the-Counter Bulletin Board (OTC:BB) under the symbol "ZNTH". The following table shows the high and low bid and ask quotations for each fiscal quarter is provided below.

Quarter Ended                             BID                     ASK
                                    High        Low         High           Low
Ending June 30, 2002                  0          0            0             0
Ending September 30, 2002             0          0            0             0
Ending December 30, 2002          $.001     $.0001        $.001        $.0001




                                  SHAREHOLDERS
                                 ------------

     As of December 31, 2002 the number of shareholders of record of common stock was 1,200, including approximately 1,007 non-objecting beneficial owners whose securities are held in street name.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results  of  Operations
-----------------------

     During the year ended December 31, 2002, total sales revenue decreased to $80 from $235 for the corresponding period of the prior year. The decrease in revenue is attributed to the declined operations of the One-Plus long distance plan during this period.

     The gross margin as a percent of revenues approximated (-100%) for the year ended December 31, 2002, as compared to 35% for the corresponding period of the prior year.

     The Company's selling, general and administrative expenses for the year ended December 31, 2002 decreased to ($121) from $5,505 for the corresponding period of the prior year. This decrease is due primarily to minimal legal and accounting expenses related to the filing of quarterly, interim and annual reports on Forms 10-QSB, 8-K, and 10-KSB with the Securities and Exchange Commission plus an credit to expense for an adjustment of the due to Prime Companies balance made in 2002.

     Interest expense for the year ended December 31, 2002 was $63 as compared to $-0- for the prior year ended December 31, 2001.

     Interest income for the years ended December 31, 2002 and 2001 was $-0-.

     Income taxes for the years ending December 31, 2002 and 2001 was $-0-.


Liquidity  and  Capital  Resources
----------------------------------

     At December 31, 2002, the Company had cash of $-0- and working capital of $83.

     Cash provided by operations was $58 for the year ended December 31, 2002 compared to cash used in operations of $5,505 for the corresponding period of the prior year. The cash provided by operations in 2002 was due to collection of a receivable balance. The cash used in operations in 2001 was due primarily to legal and accounting expenses related to the filing of quarterly, interim and annual reports on Forms 10-QSB, 8-K, and 10-KSB with the Securities and Exchange Commission.

Cash used in investing activities for the years ended December 30, 2002 and 2001 was $-0-.

     Funds provided by financing activities for the year ended December 30, 2002 were $58 compared to funds provided by financing activities of $5,422 for the corresponding period of the prior year. The cash provided in 2002 and 2001 was a result of cash advances from Prime Companies, Inc.

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

Investment in the Company's Common Stock must be considered speculative due to a number of risk factors including, but not limited to, the fact that the shares are minimally traded with very little or no liquidity in the public market.

Control by the Management Might Limit Independent, Public Shareholder Influence
-------------------------------------------------------------------------------

     At present, the Management of the Company does not presently own any of the outstanding capital stock of the Company. The current management has been nominated to carry out the business affairs of the Company during the transition period since the acquisition of the 90% controlling interest by the Tiger Fund(TM), Inc. and a planned merger of the Company with a private operating business. The Adviser to the Tiger Fund(TM), Inc., Strategy Partners, LLC, exercises control over the Company's operations and the Company's interim management and Board of Directors, including control over the election of directors, the appointment of officers, and the business policies, investments and future acquisitions, if any, of the Company. Public shareholders' interests may not be fully represented alongside the differing interests of management shareholders, if any. The large percentage of shares owned by these persons may have a limiting effect on the number of shares available for trading in the secondary market, which could have an adverse effect on price and liquidity.

Absence of Necessary Financing Could Disrupt Operations, Product Development,
-----------------------------------------------------------------------------
Growth Plans
------------

     The Company intends to merge with a private operating company which meets the investment criteria of the Company's principal shareholder, the Tiger Fund(TM), Inc. This investment criteria includes, among other things, that the private company has achieved a minimum of $1,000,000 in revenues for its most recent fiscal year or is currently operating at a revenue run rate of at least one million dollars during the current fiscal year. We will most likely merge with a private operating company with adequate cash flows to obtain the necessary interim and long-term financing necessary to continue operations of such Company. There is no guarantee that the Company will have the financial ability to meet all of those goals. There is no assurance that we will be successful in such consummating such a merger or whether our principal shareholder will find an appropriate private operating company which meets its investment criteria that is a suitable candidate for merger. We expect to raise additional capital from time to time by private placements of our securities and from capital contributed by industry partners. To date we have not received any capital contributions from any industry partners. Our common stock is listed on the National Association of Securities Dealers Over-the-Counter Bulletin Board electronic trading facility, trading under the symbol, "ZNTH". However our market is extremely illiquid, with little or no trades occurring on a daily basis since the listing on April 29, 2002. As a result of this highly illiquid market for our securities, there can be no assurances that we will be able to attract buyers of our common stock in private equity placements. If capital is not available, it may not be possible for the Company to grow existing product revenues or to operate profitably in any market. In such event, shareholders could lose their entire investment.

Limited Prior Public Market and Restrictions on Free Sale of Stock May Adversely
--------------------------------------------------------------------------------
Affect Stock Value and Liquidity
--------------------------------

     There is presently a limited public market for the Company's common stock and there can be no assurance that an active market will develop. The prices at which the shares trade will be determined by the market place and could be subject to significant fluctuations in response to many factors, including, among others, variations in the Company's quarterly operating results, changing economic conditions in the industries in which the company participates, and changes in government regulations. In addition, the general stock market has in recent years experienced significant price fluctuations, often unrelated to the operating performance of the specific companies whose stock is traded. Market fluctuations, as well as economic conditions, may adversely affect the market price of the Company common stock. In the event of declining stock values and diminished liquidity, shareholders could lose their entire investment.


Inability or Failure to Merge with a Private Operating Company May Increase
--------------------------------------------------------------------------------
The Risk of Loss of Investment
------------------------------

     The Company has been acquired by The Tiger Fund(TM), Inc. for purposes of using the Company's existing publicly traded status to further mitigate investment risks of the Tiger Fund(TM) investments in its portfolio companies. At the present time, the Tiger Fund(TM) has not made any investments within any portfolio companies nor has any identified portfolio companies. There can be no assurance that the Tiger Fund(TM) will, or any future portfolio company in which it may invest, be willing to merge with us in any definable period of time. In such a case, the Company may not be able to maintain its continued listing on the National Association of Securities Dealers Over-the-Counter Bulletin Board ("NASD:OTCBB") electronic trading facility or qualify to be listed on the new National Association of Securities Dealers Bulletin Board Exchange ("NASD:BBX"), which is anticipated to replace the existing NASD:OTCBB in the next several months. The continued listing of the company on the NASD:OTCBB significantly impacts the value of its securities and the failure to maintain our continued listing on the NASD:OTCBB or to qualify for the NASD:BBX once it is phased in and replaces the NADD:OTCBB, may cause our securities to be delisted. In such a case, shareholders may likely lose their entire investment.

Management of Future Acquisitions and Growth Will Require Additional Investment,
--------------------------------------------------------------------------------
Which May Exceed Company's Ability to Manage This Growth
--------------------------------------------------------

     The Company has embarked upon an ambitious growth plan including merger with one or more businesses. It will be necessary for the Company to attract, hire and maintain new employees at many levels, including senior management in order to achieve and support growth. The Company expects to include the public market for its securities as a basis for the development of key employee incentive compensation, savings, investment and retirement plans. There can be no assurance that the Company will be successful in any of these efforts, the failure of which could result in slower growth, a decline in profitability and a loss of shareholder value.


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

Penny Stock Rules
-----------------

     Our Stock is subject to the Penny Stock Rules. Investors in our stock risk having less liquidity than they may have in a stock not subject to the Penny Stock Rules. Pursuant to the Securities and Exchange Act of 1934, the Common Stock of Zenith is classified as a penny stock, which means that it is subject to restrictions with respect to its marketability. SEC rule 15G-9 establishes certain sales practice requirements for such stock and, in particular, prior to a transaction:

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

Impact of Recently Issued Standards
-----------------------------------

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. Adoption of SFAS No. 142 did not have a material impact to the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

     In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

     In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Adoption of this statement did not have a material impact to the Company's financial position or results of operations.

     In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

     In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Certain information about directors and executive officers of the Company is set forth below:

                             OFFICERS AND DIRECTORS
                             ----------------------

The following table sets forth the names, ages and positions with the Company as of December 31, 2002 of all of the officers and directors (the "Named Executive Officers") of the Company. Also set forth below is information as to the principal occupation and background for each person in the table.

 a) Directors and Executive Officers of the Company


NAME             AGE  DIRECTOR SINCE              POSITION
---------------  ---  --------------  ---------------------------------
Richard A. Moore  59       2002       Chief Executive Officer, Director

Douglas Sherrod   51       2002       Chief Financial Officer,
                                      Corporate Secretary, Director

The following is a brief description of the business background of the executive officers and directors of the Company.

     Dr. Richard A. Moore, in addition to his role as the Chief Executive Officer of Zenith Technology, Inc. is the Chairman of the Board and principal shareholder of the Tiger Fund(TM), Inc. Dr. Moore has also held the position of Vice President of Marketing and Development of PDPC, a San Diego based manufacturer of various dental products. Dr. Moore is also a co-founder of Continental 7, Inc., a development stage North American distributor of batteries manufactured overseas and distributed under the Everlast(TM) brand, and under the private label of Industrial Power. Dr. Moore has privately invested in several companies over the past 25 years and recently holds positions on the Board of Directors of several start up companies including Dental Implant Corporation of America (DICOA), a San Diego based distributor of dental implants; MarketDart Corporation, a Los Angeles based company specializing in developing investor awareness and raising capital for start up companies, and Biomedex, Inc., a Spokane Washington based biotech contract manufacturer. Dr. Moore has practiced as a licensed dentist for the past 35 years, having received a B.S. from the University of California Los Angeles in 1963 and a D.D.S. from the University of Southern California Dental School in 1967.

     Mr. Sherrod has participated in the formation of several startup companies and joint ventures, establishing rollout strategies, product positioning and distribution channels. In 1983, Mr. Sherrod started the initial operations for Force Computers, Inc. opening the first sales and marketing operations in the US for the Munich Germany based company, a spin-off from Motorola-Germany. Mr. Sherrod initially held Director of Sales and Marketing title, for this startup, which grew from $0 to over $1.5 Million in shipments, $5 Million backlog, in less than 15 months of operation. After achieving exceptional and rapid growth, he was promoted to Vice President of Marketing and General Manager of the US operations. Mr. Sherrod was responsible for all North America operations, included staffing, product market, tradeshows, public relations, sales, and overall general management of the US facilities. In 1987, Mr. Sherrod co-founded Allied Telesyn International, with a Japanese business partner. Mr. Sherrod oversaw the growth of business and manufacturing infrastructure of this company from startup to several million dollars in turnover. As co-founder to this startup, he assisted in building this business to over $200 million in sales by the end of 1995. In 2000, Mr. Sherrod co-founded VivoCom, Inc and remains a major stockholder of this company. VivoCom is a developer of IP communication protocol and IP switching software. In 2002, Mr. Sherrod co-founded AdriaComm, LLC. (http://www.adriacomm.com/) AdriaComm is pre-IPO developer of security software for IP communications. AdriaComm has developed a firewall solution allowing IP voice & data commutations through corporate firewalls without compromise to corporate firewall integrity. Mr. Sherrod studied electrical engineering at the University of Southern Mississippi while working the U.S. Navy and Litton Industries, as an intern in a special Navy sponsored program for naval engineering.


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


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT

The following table sets forth as of December 31, 2002 the beneficial ownership of the Company's outstanding shares of Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's Common Stock; (ii) each director of the Company, (iii) each executive officer of the Company; and (iv) all directors and executive officers as a group.



               Name of          Amount and
Title of       Beneficial       Nature of
Class          Owner            Interest     Percentages        Address
---------------------------------------------------------------------------
Common Stock
Par Value      Tiger Fund(TM),                                  2600 Michelson Drive
$0.0001        Inc.             25,824,317    90.0%             17th Floor
                                                                Irvine, California 92612
Common Stock   All Directors
Par Value      and Officers
$0.0001        as a Group                0     0.0%


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The Chief Executive Officer of the Company, Dr. Richard A. Moore, is also the Chairman of the Board of the Tiger Fund(TM), Inc., the principal and majority shareholder of the Company. While there does not exist any employment agreement between Dr. Moore and the Company or any employment or compensatory arrangement between the Tiger Fund(TM) and Dr. Moore, he may directly exert control over the Company in his capacity as Chairman of the Board of the Tiger Fund(TM). In addition, because Dr. Moore is also a majority shareholder of the Tiger Fund(TM), he may receive an indirect pecuniary benefit in the event that the Tiger Fund(TM) declares a dividend or otherwise distributes to its shareholders any income from the sale of its equity interest within the Company.


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


                             SHAREHOLDER INFORMATION
                             -----------------------

Form  10-KSB  Availability:

A copy of the 2000 Form 10-KSB filed with the Securities and Exchange Commission will be forwarded preferably by email, upon request, to any shareholder. Requests should be directed to:

Dr. Richard A. Moore Zenith Technology, Inc.
P.O. Box 676286 Rancho Santa Fe, CA 92067

Or  by  email  to  richardamoore@cox.net

Transfer  Agent  and  Registrar:

Mountain Share Transfer
1625 Abilene Drive
Broomfield, CO 80020
Telephone: (303) 460-1149
Fax: (303) 438-9243
Email: beth@mountainsharetransfer.com


Independent  Auditors:

Stonefield Josephson, Inc.
1620 26th Street
Suite 400 South
Santa Monica, CA 90404-4041

Corporate  Offices:  Zenith Technology, Inc.
Mailing  Address:  P.O. Box 676286, Rancho Santa Fe, CA 92067
Telephone:  (858) 759-9994
Fax: (858) 759-8860

                             ZENITH TECHNOLOGY, INC.
                         A DEVELOPMENT STAGE ENTERPRISE
                              FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                      REPORT OF INDEPENDENT PUBLIC AUDITORS



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

     Statements of Cash Flows                                             F-5

     Notes to Financial Statements                                        F-6

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Zenith Technology, Inc.
Yuba City, California


We have audited the accompanying balance sheets of Zenith Technology, Inc. (a development stage enterprise) as of December 31, 2002 and 2001, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zenith Technology, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity accounting principles generally accepted in the United States of America

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses from operations and has had negative cash flows from operations, and has a net capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/STONEFIELD JOSEPHSON, INC.


STONEFIELD JOSEPHSON, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
April 22, 2003
                                       F-1

                          PART I FINANCIAL INFORMATION

Item 1 Financial Statements
----------------------------



Balance Sheets
Zenith Technology, Inc.
A Development Stage Enterprise

ASSETS                                           December 31,     December 31,
                                                     2002             2001
Current Assets
    Receivable                                  $        --      $         83
                                                ------------      ------------
         Total Current Assets                            --                83
                                                ------------      ------------
TOTAL ASSETS                                    $        --      $         83
                                                ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
    Accounts Payable                            $        --      $         --
                                                ------------      ------------
         Total Current Liabilities                       --                --

Due to Prime Companies, Inc.                    $     11,000     $     11,058

Stockholders' Deficit Common Stock, $.0001 par value, 100,000,000 authorized,
    28,693,683 issued and outstanding, as adjusted
    for stock split July 2001                          2,869            2,869
    Additional paid-in capital                        47,131           47,131
    Accumulated Deficit                              (61,000)         (60,975)
                                                ------------      ------------
         Total Stockholders' Deficit                 (11,000)         (10,975)
                                                --------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $         --       $       83
                                                ==============     ============

The accompanying notes are an integral part of these financial statements.



Statements of Operations
Zenith Technology, Inc.
A Development Stage Enterprise
                                               Year                  Year
                                               Ended                 ended
                                         December 31, 2002    December 31, 2001
                                         -----------------    -----------------
Revenues to party related
   through common ownership              $         80         $        235

Cost of revenue                                   163                  152
                                         -----------------    -----------------
Gross profit                                      (83)                  83

Selling, general & administrative exp.           (121)               5,505

Organization Expense                               --                   --
                                         -----------------    -----------------
Loss from operations                               38               (5,422)

Interest income                                    --                   --

Interest expense                                   63                   --
                                         -----------------    -----------------
Loss before taxes                                 (25)              (5,422)
                                         -----------------    -----------------
Net loss                                 $        (25)        $     (5,422)
                                         =================    =================
Basic & diluted per share information:

     Net loss per share                  $         --         $        --
                                          =================   ==================
Adjusted Weighted Average Shares           28,693,683            28,693,683
                                          =================   ==================


The accompanying notes are an integral part of these financial statements.






Zenith Technology, Inc.
Statement of Stockholders' Deficit
A Development Stage Enterprise


                               Common Stock
                  -----------------------------------------       Additional Paid          Retained
                              Shares             Amount              In Capital            Earnings
                  ---------------------------------------------------------------------------------
Balance, January 1, 2001    28,693,683      $     2,869          $   47,131             $  (55,553)
                            -----------------------------------------------------------------------
Net loss                                                                                    (5,422)
                            -----------------------------------------------------------------------
Balance, December 31, 2001  28,693,683            2,869              47,131                (60,975)
                            -----------------------------------------------------------------------
Net loss                                                                                       (25)
                            -----------------------------------------------------------------------
Balance December 31, 2002   28,693,683      $     2,869           $  47,131             $  (61,000)
                            -----------------------------------------------------------------------




The accompanying notes are an integral part of these financial statements.



Statements of Cash Flows
Zenith Technology, Inc.
A Development Stage Enterprise
                                                                     Year ended     Year ended
                                                                    December 31,    December 31,
                                                                        2002            2001
                                                                 ---------------   -------------
Cash Flows from Operating Activities
         Net loss                                                  $     (25)     $      (5,422)
         Receivable                                                       83              (83)
                                                                 ---------------   -------------
             Net Cash provided by (used in) operating activities          58             (5,505)
                                                                 ---------------   -------------
Cash Flows from Financing Activities
         Payments to Parent Company                                      (58)             5,505
                                                                 ---------------   -------------
             Net Cash used in  financing activities                      (58)             5,505
                                                                 ---------------   -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               $      --         $       --

CASH AND CASH EQUIVALENTS, beginning of period                     $      --         $       --
                                                                 ---------------   -------------
CASH AND CASH EQUIVALENTS, end of period                           $      --         $       --
                                                                 ===============   =============


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

The Company is a development stage company as defined in the Statement of Financial Accounting Standards No. 7 and had negligible operations through December 31, 2002.

The Company's financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had minimal revenue in 2002. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. This factor raises substantial doubt about the Company's ability to continue as a going concern.

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

The Company computes net income (loss) per share following SFAS No. 128, "Earnings Per Share". Under the provisions of SFAS No. 128, basic net income
(loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. During 2002 and 2001 there were no common equivalent shares.

Since inception, the parent company, Prime Companies, Inc., has funded the cash requirements of the Company. The Company owes Prime $11,000 as of December 31, 2002. There have been no other related party transactions.

The Company has not entered into any lease nor rental agreements. The Company has no commitments that are not disclosed in the related financial statements.

2.     Retroactive Effect of Stock Split
       ----------------------------------

We have given retroactive effect in these financial statements to the stock split disclosed in the following note and issued in July 2001.

     From December 2, 1998 through June 30, 2001, the Company was a wholly-owned subsidiary of Prime Companies, Inc. ("Prime") and conducted no business operations (see Note 3). On July 26, 2001 the Company had 10,000 common shares outstanding,all owned by Prime Companies, Inc. On July 26, 2001, the Board of Directors and sole shareholder authorized a 2,869.3683 for one stock split and authorized the Company to distribute 2,869,366 common shares of the Company ("Spin-off Shares")pro-rata to approximately 1,280 individual shareholders of Prime as a dividend-in-kind. There was no consideration paid in cash or otherwise by Prime shareholders for the Common Stock. There was no underwriter, and no commissions or fees that were paid. The securities were issued without registration under the Securities Act of 1933 (the "1933 Act") pursuant to Staff Legal Bulletin No. 4 dated September 16, 1997 and No-Action letters promulgated by the Securities and Exchange Commission ("SEC") relating to a "spin-off" transaction.

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

Management recognizes that the Company must generate additional resources to enable it to continue operations. The Company intends to begin recognizing additional revenue during the year 2003. There can be no assurance that the Company will achieve profitability or positive cash flow. If expected revenues do not result in positive cash flow, the Company will not be able to meet its obligations and will have to cease operations.

The Company, a development stage company, plans to provide "one plus" long distance voice telephone service to residential and commercial customers.

3. ZENITH/TIGER FUND STOCK PURCHASE AGREEMENT

     On December 20, 2002, Prime Companies, Inc., the controlling shareholder of the Company, sold 25,824,317 shares of common stock of Zenith Technology, Inc. to the Tiger Fund(TM), Inc., an Irvine, California based business development company, for $90,000 cash. The stock sale transaction, which constitutes approximately 90.0% of the total issued and outstanding shares of the Registrant, is classified as a change of control of the Registrant. Prime is a publicly traded company, incorporated in the State of Delaware with its principal place of business at 409 Center Street, Second Floor, Yuba City, CA 95991.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated this __th day of April, 2003.



                                        Zenith Technology,  Inc.

                                   By:  /s/ RICHARD A. MOORE
                                        -------------------------------
                                        Richard A. Moore
                                        Chief  Executive  Officer
                                       (Principal  Executive  Officer)
                                        Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the above date on behalf of the registrant and in the capacities indicated.

By:      /s/  DOUGLAS SHERROD
             ----------------------------------
              Douglas Sherrod
              Director, Chief  Financial  Officer


CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Richard A. Moore, certify that:

1. I have reviewed this annual report on Form 10-KSB of Zenith Technology, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                       /s/ RICHARD A. MOORE
                                                       -------------------------
                                                       Richard A. Moore
                                                       Chief Executive Officer
                                                       and Director

Dated: April 23, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Douglas Sherrod, certify that:

1. I have reviewed this annual report on Form 10-KSB of Zenith Technology, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                     /s/ DOUGLAS SHERROD
                                                     -----------------------
                                                     Douglas Sherrod
                                                     Chief Financial Officer

Dated: April 23, 2003


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Zenith Technology, Inc. (the "Registrant") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), I, Richard A. Moore, CEO and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Annual Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

/s/  RICHARD A. MOORE
--------------------------
CEO
Director
4/23/03


     In connection with the Annual Report of Zenith Technology, Inc. (the "Registrant") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), I, Douglas Sherrod, CEO and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Annual Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

/s/  DOUGLAS SHERROD
------------------------
CFO
Director
4/23/03