Form 10KSB/A
period 2002-12-31
ZENITH TECHNOLOGY INC
filed 2003-05-09
CIK 1158235

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

     State issuer's  revenues for the most recent fiscal year. . .. . .$80

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

Quarter Ended                             BID                     ASK
                                    High        Low         High           Low
Ending June 30, 2002                  0          0            0             0
Ending September 30, 2002             0          0            0             0
Ending December 30, 2002          $.001     $.0001        $.001        $.0001
Ending March 31, 2003             $.001     $.0001        $.001        $.0001


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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Plan of Operations
-------------------

         The Company anticipates that during the remainder of its 2003 fiscal year, it will explore opportunities to merge with another private operating company introduced by its principal shareholder, the Tiger Fund(TM), Inc. The Tiger Fund(TM), Inc, a business development company which invests in private North American businesses which meet its investment criteria, seeks to provide liquidity to its shareholders by taking its portfolio companies public at an early stage via a merger with an existing publicly traded company. The Tiger Fund(TM) acquired a controlling interest in the Company with this objective.

         At the present time, the Tiger Fund(TM), Inc. currently has not entered into any investment agreements or identified any businesses within which it intends on investing and there can be no assurance that the Company will merge with any business that the Tiger Fund may identify for possible investment in the future. The Tiger Fund may sell some or all of its controlling interest within the Company to another purchaser for cash, cash equivalents or marketable securities. The Company will remain dormant during the period of time it has not merged with a portfolio company or has otherwise undergone a change of control through the sale of the Tiger Fund(TM)'s shares of the Company.


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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for- sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. Adoption of SFAS No. 144 did not have a material impact to the Company's financial position or results of operations.

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

 In November 2002, the FASB issued Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 is effective for guarantees issued or modified on or after January 1, 2003. The Company does not expect the adoption of this pronouncement to have a material impact to the Company's financial position or results of operations.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zenith Technology, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity accounting principles generally accepted in the United States of America

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses from operations and has had negative cash flows from operations, and has no working capital . These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/STONEFIELD JOSEPHSON, INC.


STONEFIELD JOSEPHSON, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
April 22, 2003
                                       F-1

                          PART I FINANCIAL INFORMATION

Item 1 Financial Statements
----------------------------



                                                        Balance Sheet
                                                   Zenith Technology, Inc.
                                               A Development Stage Enterprise

ASSETS                                                             December 31,
                                                                      2002
Current Assets
    Receivable                                                    $        --
                                                                   ------------
         Total Current Assets                                              --
                                                                   ------------
TOTAL ASSETS                                                      $        --
                                                                   ============
LIABILITIES AND STOCKHOLDERS' DEFICIT


Due to Prime Companies, Inc.                                      $     11,000

Stockholders' Deficit
Common Stock, $.0001 par value,
100,000,000 authorized,
28,693,683 issued and outstanding,
as adjusted for stock split July 2001
2,869 Additional paid-in capital
47,131 Accumulated Deficit (61,000)
                                                                   ------------
         Total Stockholders' Deficit                                   (11,000)
                                                                 --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $         --
                                                                 ==============

The accompanying notes are an integral part of these financial statements.



Statements of Operations
Zenith Technology, Inc.
A Development Stage Enterprise
                                               Year                  Year
                                               Ended                 ended
                                         December 31, 2002    December 31, 2001
                                         -----------------    -----------------
Revenues to party related
   through common ownership              $         80         $        235

Cost of revenue                                   163                  152
                                         -----------------    -----------------
Gross profit                                      (83)                  83

Selling, general & administrative exp.           (121)               5,505

Organization Expense                               --                   --
                                         -----------------    -----------------
Loss from operations                               38               (5,422)

Interest income                                    --                   --

Interest expense                                   63                   --
                                         -----------------    -----------------
Loss before taxes                                 (25)              (5,422)
                                         -----------------    -----------------
Net loss                                 $        (25)        $     (5,422)
                                         =================    =================
Basic & diluted per share information:

     Net loss per share                  $         --         $        --
                                          =================   ==================
 Weighted Average Common Shares         28,693,683            28,693,683
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

On December 20, 2002, Prime Companies, Inc., the controlling shareholder of the Company, sold 25,824,317 shares of common stock of Zenith Technology, Inc. to the Tiger Fund(TM), Inc., an Irvine, California based business development company, for $90,000 cash. The stock sale transaction, which constitutes approximately 90.0% of the total issued and outstanding shares of the Registrant, is classified as a change of control of the Registrant. The Tiger Fund(TM), Inc. intends on utilizing the Company as a merger candidate for one of its planned portfolio company investments.

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

Item 14: CONTROLS AND PROCEDURES


Based on the evaluation of the Company's disclosure controls and procedures by Richard A. Moore, the Company's Chief Executive Officer, and Douglass Sherrod, the Company's Chief Financial Officer, as of a date within 90 days of the filing date of this report, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.


         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated this 28th day of April, 2003.


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




Dated: May 9, 2003


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

Dated: May 9, 2003


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

/s/  RICHARD A. MOORE
--------------------------
CEO
Director
5/9/03


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

/s/  DOUGLAS SHERROD
------------------------
CFO
Director
5/9/03