Form 10QSB
period 2003-03-31
ZENITH TECHNOLOGY INC
filed 2003-06-12
CIK 1158235

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - QSB



         (x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 0-33135
                                                -------

                             ZENITH TECHNOLOGY, INC.
                              -----------------------
        (exact name of small business issuer as specified in its charter)

                Nevada                                     68-0448219
                ------                                     ----------
     (State  or  other  jurisdiction  of               (I.R.S.  Employer
     incorporation  or  organization)                 Identification  No.)

     2600 Michelson Drive, 17th Flr, Irvine, CA             92612
     -------------------------------------                  -----
     (Address  of  principal  executive  offices)        (Zip  Code)


                    Issuer's telephone number  (949) 852-3588
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

As of March 31, 2003, 28,693,683 shares of Common Stock, $.0001 par value, were outstanding.

                                      INDEX
                                      -----
                                                                            Page
                                                                          Number
                                                                          ------

PART  I.    FINANCIAL  INFORMATION

     Item 1.    Financial  Statements:
          Balance  Sheet
          as  of  March 31, 2003                                             3

          Statements  of  Operations  for  the
          Three Months  ended  March 31, 2003  and  2002                     4

          Statements  of  Cash  Flows  for  the
          Three Months  ended  March 31, 2003  and  2002                     5

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

PART  I. FINANCIAL  INFORMATION

Item  1. Financial  Statements
         ---------------------





Balance Sheet
Zenith Technology, Inc.
A Development Stage Enterprise



ASSETS                                                                    31-Mar-03
                                                                         (unaudited)
Current Assets
          Cash and cash equivalents                                       $   --
          Accounts receivable, net                                            --
                                                                          --------
                    Total Current Assets                                      --
                                                                          --------
TOTAL ASSETS                                                              $   -0-
                                                                          ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
          Accounts Payable
                                                                          --------
                     Total Current Liabilities                                --

Due to Prime Companies, Inc.                                                11,000

Stockholders' Equity
          Common Stock, $.0001 par value, 100,000,000 authorized
                      28,693,683 issued and outstanding                      2,869
          Additional paid-in capital                                        47,131
          Accumulated Deficit                                              (61,000)
                                                                          --------
                      Total Stockholders' Deficit                          (11,000)
                                                                          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $    -0-
                                                                          ========

The accompanying notes are an integral part of these financial statements.








Statements of Operations
Zenith Technology, Inc.
A Development Stage Enterprise




                                             Three months  Three months
                                                ended          ended
                                              31-Mar-03      31-Mar-02
                                             ------------    ----------
                                             (unaudited) (unaudited)
Sales revenues                               $         --    $     70

Cost of sales                                          --          36
                                             ------------    ----------

Gross profit                                           --          34

Selling, general & administrative expenses             --         138

                                             ------------    ----------
Loss from operations                                   --        (104)

Interest income                                        --          --

Interest expense                                       --          --
                                             ------------    ----------

Loss before taxes and extraordinary item               --        (104)

                                             ------------    ----------

Income taxes                                           --          --
                                             ------------    ----------

Net loss                                     $         --   $    (104)
                                             ============    ==========

Basic & diluted per share information:

          Net Loss                           $     (0.000)   $  (0.000)
                                             ============    ==========

Weighted Average Shares, basic and diluted     28,693,683    28,693,683
                                             ============    ==========







The accompanying notes are an integral part of these financial statements.





Statements of Cash Flows
Zenith Technology, Inc.
A Development Stage Enterprise


                                                                          Three months      Three months
                                                                             ended             ended
                                                                           31-Mar-03         31-Mar-02
                                                                           ---------         ---------

(unaudited) (unaudited)
Cash Flows from Operating Activities
         Net loss                                                         $      --          $   (104)
         Change in Accounts Receivable                                           --               (34)

                                                                          ---------          ---------
               Net Cash provided by (used in) operating activities               --             (138)
                                                                          ---------          ---------

Cash Flows from Investing Activities
          Purchases of Property and Equipment                                    --               --
                                                                          ---------          ---------
               Net Cash used in investing activities                             --               --
                                                                          ---------          ---------

Cash Flows from Financing Activities
         Advances from Parent Company                                            --               138
                                                                          ---------          ---------
               Net Cash provided by financing activities                         --               138
                                                                          ---------          ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             --                --

CASH AND CASH EQUIVALENTS, beginning of period                            $      --           $    --
                                                                          ---------          ---------

CASH AND CASH EQUIVALENTS, end of period                                  $      --           $    --
                                                                          ==========         =========





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

The balance sheet as of March 31, 2003, the related statements of operations for the three months ended March 31, 2003 and 2002, and cash flows for the three months ended March 31, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Zenith Technology, Inc. as of March 31, 2003, the results of their operations for the three months ended March 31, 2003 and 2002, and their cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements from inception through June 30, 2001 and the notes thereto included in the Company's Form 10SB12GA filed on September 10, 2001, and the Company's financial statements for the year ended December 31, 2002 included in Form 10KSB filed on April 25, 2003.


2.     Subsequent Events
       -----------------

     On April 28, 2003, through unanimous consent of the majority of its shareholders, the Company approved the 2003 Employee Stock Incentive Plan ("2003 ESIP") and the 2003 Management Incentive Program ("2003 MIP"). The 2003 ESIP and 2003 MIP were adopted to provide the Company's current and future Officers, Directors, Employees, Non-Employee Directors and other persons who performs services which contribute to the successful performance of Zenith and for achieving performance goals that promote the financial success of the Company and enhance value for the Company's stockholders. Although at the present time the Company does not have any operations or pays any form of compensation to any present Officers, Directors, Employee, Non-Employee Directors, the 2003 ESIP and 2003 MIP have been established to provide for such compensation in the future.

     On May 15, 2003, the Company moved its main offices to 2600 Michelson Drive, 17th Floor, Irvine, CA 92612 where it shares office space with Strategy Partners, LLC.

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



Background
----------

     Zenith Technology, Inc. (the "Company" or "Zenith") is a Nevada corporation organized on December 2, 1998 to engage in the research and commercial development of a flat plane antenna with applications in the telecommunications industry. After extensive due diligence it was determined in 1999 that the commercial development of the proposed antenna technology would not be commercially viable. In June 2001 the Company became aware of a commercial opportunity to offer "One Plus" voice long distance service to consumers throughout the United States as a reseller utilizing the infrastructure of a Competitive Local Exchange Carrier. The Company entered into a Reseller Agreement with that carrier in June 2001 and received its first order for services in July 2001. On December 20, 2002, Prime Companies, Inc., the controlling shareholder of the Company, sold 25,824,317 shares of common stock of Zenith Technology, Inc. to the Tiger Fund(TM), Inc., an Irvine, California based business development company, for $90,000 cash. The stock sale transaction, which constitutes approximately 90.0% of the total issued and outstanding shares of the Company, is classified as a change of control of the Company. As of December 31, 2002, the Company has discontinued its One Plus long distance service and has no other current operations. The Tiger Fund(TM), Inc. purchased control within the Company for the purpose of merging one of its portfolio companies with Zenith in the future. As of the date of this filing, the Tiger Fund(TM), Inc. has identified but not invested in any company other than Zenith. There can be no assurance that Tiger Fund(TM) will invest in any company it has identified or whether such portfolio company will be merged with Zenith.

Results  of  Operations
-----------------------

     During the three month period ended March 31, 2003, total sales revenue decreased to $0 from $70 for the corresponding period of the prior year. The decrease in revenue is attributed to the cease of its One Plus business operations on December 31, 2002.

     The gross margin as a percent of revenues was 0% for the three month period ended March 31, 2003 as compared to a gross margin as a percent of revenues of 49% for the corresponding period of the prior year.

     The Company's selling, general and administrative expenses for the three month period ended March 31, 2002 decreased to $-0- from $138 for the corresponding period of the prior year.

Interest expense for the three month periods ended March 31, 2003 and 2002 was $-0-.

Interest income for the three month periods ended March 31, 2003 and 2002 was $-0-.

Income taxes for the three month periods ending March 31, 2003 and 2002 was $-0-.


Liquidity  and  Capital  Resources
----------------------------------

At March 31, 2003, the Company had cash of $-0- and working capital of $0.

Cash used in operations was $-0- for the three months ended March 31, 2003 compared to cash used in operations of $138 for the corresponding period of the prior year.

Cash used in investing activities for the three months ended March 31, 2003 was $-0- compared to cash used in investing activities of $-0- for the corresponding period of the prior year.

Funds provided by financing activities for the three months ended March 31, 2003 were $-0- compared to funds provided by financing activities of $138 for the corresponding period of the prior year.

ITEM 3.  CONTROLS AND PROCEDURES

     As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our prinipal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the disclosure controls and procedures are effective, but require greater coordination by outside legal assistance. The assessment was made based on the last three filings of the Company having been delinquent. The key problem identified has been that the management team in charge of disclosure compliance for the Company is understaffed. The management has determined that a remedy to this issue is to hire additional staff responsible for coordinating the information gathering and document preparation necessary to prepare the quarterly and interim reports for the Company. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required ot be disclosed by us in the report that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

                          PART II.   OTHER INFORMATION

Item  1.    Legal  Proceedings
            ------------------

     None.

Item  2.    Changes  in  Securities  and  Use  of  Proceeds
            -----------------------------------------------

      None


Item  3.    Defaults  Upon  Senior  Securities
            ----------------------------------

      None

Item  4.    Submission  of  Matters  to  Vote  of  Security  Holders
            --------------------------------------------------------

On April 28, 2003, through unanimous consent of the majority of its shareholders, the Company approved the 2003 Employee Stock Incentive Plan ("2003 ESIP") and the 2003 Management Incentive Program ("2003 MIP"). The 2003 ESIP and 2003 MIP were adopted to provide the Company's current and future Officers, Directors, Employees, Non-Employee Directors and other persons who performs services which contribute to the successful performance of Zenith and for achieving performance goals that promote the financial success of the Company and enhance value for the Company's stockholders. Although at the present time the Company does not have any operations or pays any form of compensation to any present Officers, Directors, Employee, Non-Employee Directors, the 2003 ESIP and 2003 MIP have been established to provide for such compensation in the future.



Item  5.    Other  Information
            ------------------
      None




Item  6.    Exhibits  and  Reports  on  Form  8-K
            -------------------------------------
      None

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

                                                     ZENITH TECHNOLOGY, INC.
                                                     -----------------------
                                                     (Registrant)



Date:     June 4, 2003                               By:  /S/Omar A. Rizvi
                                                        ----------------------
                                                           Omar A. Rizvi
                                                     Chief  Executive  Officer



Date:     June 4, 2003                               By:  /S/Douglas Sherrod
                                                        ---------------------
                                                           Douglas Sherrod
                                                     Chief  Financial  Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Omar A. Rizvi, Chief Executive Officer of Zenith Technology, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Zenith Technology, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                       /s/ OMAR A. RIZVI
                                                       -------------------------
                                                       Omar A. Rizvi
                                                       Chief Executive Officer
                                                       and Director




Dated: June 4, 2003


     I, Douglas Sherrod, Chief Financial Officer of Zenith Technology, Inc, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Zenith Technology, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                                                     /s/ DOUGLAS SHERROD
                                                     -----------------------
                                                     Douglas Sherrod
                                                     Chief Financial Officer

Dated:June 4, 2003


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Zenith Technology, Inc. (the "Registrant") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), each of the undersigned, in the capacities and on the date indicated below hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Quarterly Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated:    June 4, 2003                  By:     /s/ Omar A. Rizvi
                                                --------------------
                                                Omar A. Rizvi
                                                Chief Executive Officer

Dated:    June 4, 2003                  By:     /s/ Douglas Sherrod
                                                ---------------------
                                                Douglas Sherrod
                                                Chief Financial Officer