Form 10QSB
period 2003-06-30
ZENITH TECHNOLOGY INC
filed 2003-09-22
CIK 1158235

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - QSB



         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ________ to ________

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

     As of September 22, 2003 [52,170,464] shares of Common Stock, $.0001 par value, were outstanding.

                                      INDEX
                                      -----
                                                                            Page
                                                                          Number
                                                                          ------

PART  I.    FINANCIAL  INFORMATION

     Item 1.    Financial  Statements:
          Balance  Sheet
          as  of  June 30, 2003 (unaudited)                                  3

          Statements  of  Operations  for  the
          Three Months  ended  June 30, 2003  and  2002 (unaudited)          4

          Statements  of  Cash  Flows  for  the
          Three Months  ended  June 30, 2003  and  2002 (unaudited)          5

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

PART  I. FINANCIAL  INFORMATION

Item  1. Financial  Statements
         ---------------------














Balance Sheet
Zenith Technology, Inc.
A Development Stage Enterprise



ASSETS                                                                    30-Jun-03
                                                                         (unaudited)
Current Assets
          Cash and cash equivalents                                      $     --
          Accounts receivable, net                                             --

                                                                          --------
                    Total Current Assets                                       --
                                                                          --------
TOTAL ASSETS                                                             $     --
                                                                          ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
          Accounts Payable                                                 21,000
                                                                          --------
                     Total Current Liabilities                             21,000


Stockholders' Equity
          Common Stock, $.0001 par value, 100,000,000 authorized
                      52,170,464 issued and outstanding                      5,217
          Additional paid-in capital                                        64,260
            Note receivable - Stockholder                                  (19,576)
          Accumulated deficit                                              (70,901)
                                                                          --------
                      Total Stockholders' Equity                           (21,000)
                                                                          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $    --
                                                                          ========

The accompanying notes are an integral part of these financial statements.








Statements of Operations
Zenith Technology, Inc.
A Development Stage Enterprise


                                             Three months  Three months     Six months    Six months
                                                ended          ended          ended         ended
                                              30-Jun-03      30-Jun-02      30-Jun-03     30-Jun-02
                                             ------------    ----------     -----------   -----------
                                             (unaudited) (unaudited) (unaudited)
(unaudited)
Sales revenues                               $         --    $     10       $       --    $       80

Cost of sales                                          --           5               --            41
                                             ------------    ----------     ----------    ----------

Gross profit                                           --           5               --            39

Selling, general &  administrative expenses        10,000        (196)          10,000           (58)
                                             ------------    ----------     ----------    ----------
Income (loss) from operations                     (10,000)        201          (10,000)           97

Interest income                                        99          --               99            --

Interest expense                                       --          --               --            --
                                             ------------    ----------     ----------    ----------


Net Income (Loss)                           $      (9,901)   $    201      $    (9,901)    $      97
                                              ============   ==========     ==========    ==========


          Net Income (Loss) Per Share -
Basic and diluted                           $     (0.00)    $  (0.00)       $   (0.00)    $   (0.00)
                                             ============    ==========     ==========    ==========

Weighted Average Shares, basic and diluted     37,133,621    28,693,683     37,133,621    28,693,683
                                             ============    ==========     ==========    ==========



The accompanying notes are an integral part of these financial statements.



Statements of Cash Flows
Zenith Technology, Inc.
A Development Stage Enterprise

                                                                          Six months        Six months
                                                                             ended             ended
                                                                           30-Jun-03         30-Jun-02
                                                                           ---------         ---------

(unaudited) (unaudited)
Cash Flows from Operating Activities
         Net loss                                                         $  (9,901)         $    201
         Stock based compensation                                            10,000                --
         Accrued interest income                                                (99)               --
  Accounts receivable                                                            --               (39)

                                                                          ---------          ---------
               Net Cash provided by operating activities                         --               162
                                                                          ---------          ---------
Cash Flows from Investing Activities
          Purchases of Property and Equipment                                    --                --
                                                                          ---------          ---------
               Net Cash used in investing activities                             --                --
                                                                          ---------          ---------
Cash Flows from Financing Activities
        Payments to Parent Company                                               --              (162)
                                                                          ---------          ---------
               Net Cash used in financing activities                             --              (162)
                                                                          ---------          ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             --                --

CASH AND CASH EQUIVALENTS, beginning of period                            $      --          $     --
                                                                          ---------          ---------

CASH AND CASH EQUIVALENTS, end of period                                  $      --          $     --
                                                                          ==========         =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Receipt of promissory note in exchange for share issuance                $   19,576         $      --
                                                                          ==========         =========

The accompanying notes are an integral part of these financial statements.

                     Zenith Technology, Inc.
                 A Development Stage Enterprise
                  Notes to Financial Statements

1. FINANCIAL STATEMENTS
       ---------------------

     The Company is a development stage company as defined in the Statement of Financial Accounting Standards No. 7 and had no significant operations through June 30, 2003. Accordingly, no separate development stage cumulative column has been presented.

     The balance sheet as of June 30, 2003, the related statements of operations for the three months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Zenith Technology, Inc. as of June 30, 2003, the results of its operations for the three months ended June 30, 2003 and 2002, and its cash flows for the three months ended June 30, 2003 and 2002. The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements for the period from inception through June 30, 2001 and the notes thereto included in the Company's Form 10SB12G, filed on September 10, 2001, and the Company's financial statements for the year ended December 31, 2002, included in Form 10KSB filed on April 25, 2003.

NOTE RECEIVABLE - STOCKHOLDER

     On May 9, 2003, we authorized the issuance of 19,476,781 shares of common stock to The Tiger Fund, Inc. in exchange for an unsecured promissory note in the amount of $19,477 to be paid to the Company. The note will accrue interest annually at a rate equal to the 90 day treasury rate published in the Wall Street Journal on January 1st of each year with all principal and interest due in forty-eight (48) months. The Company has recorded $99 of interest income for the quarter ended June 30, 2003. This additional issuance was made in order to implement an agreed dilution provision found in the stock purchase agreement entered into between Prime Companies and The Tiger Fund, Inc., dated December 20, 2002, under which The Tiger Fund, Inc. received ninety percent (90.0%) of the total issued and outstanding number of shares of our company, becoming our largest shareholder, which allows for the controlling shareholder to increase its position of ownership through an additional purchase of stock such that the controlling shareholder increased its ownership position to ninety four and one half percent of the total issued and outstanding capital stock.

STOCK BASED COMPENSATION

     During the quarter ended June 30, 2003, the Company granted to a consultant 4,000,000 options to acquire Common Stock at an exercise price of $0.00 (zero). The fair value of the options on the date of grant was $40,000, which approximated the fair value of the services to be performed. The options vest over a twelve-month period beginning April 5, 2003, which was the date of grant. The consultant exercised all of the 4,000,000 options on July 2, 2003. Compensation cost has been determined and recorded based on the fair value at the grant date for stock option awards consistent with SFAS 123 and SFAS 148. The Company has recorded $10,000 of compensation expense for the quarter ended June 30, 2003.

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

     The Company cautions readers that in addition to unforeseen changes in the economy or the capital markets which can have a material impact upon us and our business operations generally, the following important factors, among others, could materially and adversely affect the Company's results:

1. whether acquired businesses perform at pro forma levels used by management in evaluating whether, and under what terms, to acquire such businesses, as well as whether, and the rate at which, management is able to increase the profitability of acquired businesses;

2. the ability of the Company to manage its growth in terms of implementing internal controls and information gathering systems, and retaining or attracting key personnel, among other things;

3. the amount and rate of growth of the Company's corporate general and administrative expenses;

4. changes in interest rates, which can increase or decrease the amount the Company pays on borrowings;

5.   changes in government regulation, including tax rates and structures; and

6. changes in accounting policies and practices adopted voluntarily or required to be adopted by generally accepted accounting principles.

     The Company cautions readers that it assumes no obligation to update or publicly release any revisions to forward-looking statements made herein or any other forward-looking statements made by, or on behalf of, the Company.



Background
----------

     Zenith Technology, Inc. (the "Company" or "Zenith") is a Nevada corporation organized on December 2, 1998 to engage in the research and commercial development of a flat plane antenna with applications in the telecommunications industry. After extensive due diligence it was determined in 1999 that the commercial development of the proposed antenna technology would not be commercially viable. In June 2001 the Company became aware of a commercial opportunity to offer "One Plus" voice long distance service to consumers throughout the United States as a reseller utilizing the infrastructure of a Competitive Local Exchange Carrier. The Company entered into a Reseller Agreement with that carrier in June 2001 and received its first order for services in July 2001. On December 20, 2002, Prime Companies, Inc., the controlling shareholder of the Company, sold 25,824,317 shares of our common stock to The Tiger Fund, Inc. (the "Fund"), an Irvine, California based business development company, for $90,000 cash. The stock sale transaction, which covered approximately 90.0% of the total issued and outstanding shares of the Company, was classified as a change of control of the Company. As of December 31, 2002, the Company has discontinued its One Plus long distance service and has no other current operations. The Fund purchased control of the Company for the purpose of merging one of its portfolio companies with Zenith in the future. The Fund has entered into a letter of intent to invest in and merge NavLynx Technologies, Inc. with the Company. At the time of filing this report, the merger is subject to the review and approval of NavLynx Technologies shareholders at a special meeting of shareholders scheduled in late October.


Results  of  Operations
-----------------------

     During the three month period ended June 30, 2003, total sales revenue decreased to $0 from $10 for the corresponding period of the prior year. For the six-month period ended June 30, 2003, total sales revenue decreased to $0 from $80 for the six-month period ended June 30, 2002. The decrease in revenue is attributed to the cessation of the Company's One Plus business operations on December 31, 2002.

     The gross margin as a percent of revenues was 0% for the three-month period ended June 30, 2003, as compared to a gross margin as a percent of revenues of 50% for the corresponding period of the prior year. The gross margin as a percent of revenues was 0% for the six month period ended June 30, 2003 as compared to a gross margin as a percent of revenues of 49% for the corresponding six month period ending June 30, 2002.

     The Company's selling, general and administrative expenses for the three-month period ended June 30, 2003 increased to $10,000 as compared to a credit of $196 from the corresponding period of the prior year. The Company's selling, general and administrative expenses for the six-month period ended June 30, 2003 decreased to $0 as compared to a credit of $58 from the corresponding period of the prior year.

     Interest expense for the three-month periods ended June 30, 2003 and 2002 was $-0-.

     Interest income for the three-month periods ended June 30, 2003 and 2002 was $99 and -0-,respectively.

     Income taxes for the three month periods ending June 30, 2003 and 2002 was $-0-.


Liquidity  and  Capital  Resources
----------------------------------

     At June 30, 2003, the Company had cash of $-0- and negative working capital of $21,000. The Company is largely dependent on Strategy Partners, LLC, its contract management services provider,

     Cash used in operations was $-0- for the three months ended June 30, 2003 compared to cash used in operations of $138 for the corresponding period of the prior year.

     Cash used in investing activities for the three months ended June 30, 2003 was $-0- compared to cash used in investing activities of $-0- for the corresponding period of the prior year.

     Funds provided by financing activities for the three months ended June 30, 2003 were $-0- compared to funds of $138 provided by financing activities for the corresponding period of the prior year.

ITEM 3.  CONTROLS AND PROCEDURES

     As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective, but require greater coordination by outside legal assistance. The assessment was made based on the last four filings of the Company having been delinquent. The key problem identified has been that the management team in charge of disclosure compliance for the Company is understaffed. The management has determined that a remedy to this issue is to hire additional staff responsible for coordinating the information gathering and document preparation necessary to prepare the quarterly and interim reports for the Company, and to coordinate their filing more effectively with outside counsel. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the report that we file or submit under the Exchange Act is accurately and completely recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

                          PART II.   OTHER INFORMATION

Item  1.    Legal Proceedings
            ------------------

     None.

Item  2.    Changes  in  Securities  and  Use  of  Proceeds
            -----------------------------------------------

     On May 9, 2003, we authorized the issuance of 19,476,781 shares of common stock to The Tiger Fund, Inc. in exchange for an unsecured promissory note in the amount of $19,477 to be paid to the Company . The note will accrue interest annually at a rate equal to the 90 day treasury rate published in the Wall Street Journal on January 1st of each year with all principal and interest due in forty-eight (48) months. Said issuance is in connection with an agreed dilution provision found in the original stock purchase agreement entered into between Prime Companies and The Tiger Fund, Inc., dated December 20, 2002.


Item  3.    Defaults Upon  Senior  Securities
            ----------------------------------

      None


Item  4.    Submission of Matters to Vote of Security Holders
            --------------------------------------------------------

See Form 10-QSB filed on June 12, 2003, and incorporated by reference herein.


Item  5.    Other Information
            ------------------

     On April 5, 2003, we entered into a Business Development and Management Consulting Agreement with Timothy Williams ("Consultant"), for the purpose of providing business development services to us for a period of twelve months, including but not limited to: (a) assistance in the implementation of a strategic growth plan; (b) business development including deployment of cost effective sales and marketing initiatives to the Company and to future businesses the Company may acquire and/or operate; (c) introductions to worldwide sales and marketing channels for any future products and services of the Company; and various management consulting directives including: (d) assisting in acquisition and divestiture decisions; (e) operational matters, including staffing, project management, location and expansion of Company operations, and in other matters affecting the operations of the Company. In exchange for such services, we agreed to provide Consultant the alternative to be paid $40,000 in cash or to be granted 4,000,000 options of common stock with an exercise price of zero, where such stock underlying the options were registered pursuant to the Company filing Form S-8. Form S-8 was filed on June 23, 2003 and is incorporated by reference. Effective July 2, 2003, the Consultant elected to exercise the 4,000,000 options and forgo the payment of cash.

     On April 24, 2003, we elected Omar A. Rizvi as acting Chairman and CEO, and Michael Baldwin as a Director, during the absence of our Chairman and CEO, Richard Moore, who was traveling extensively in Europe.

     On April 25, 2003, Michael Baldwin resigned as Director and Douglas Sherrod was elected as a Director of Zenith.

     On May 15, 2003, we relocated the offices from 409 Center Street, Yuba City, CA 95991 to the new location at 2600 Michelson Drive, 17th Floor, Irvine, CA 92612.

     On May 20, 2003, we retained Omar A. Rizvi as acting Chairman and CEO, during the continued absence of Dr. Richard Moore.

     On June 24, 2003, Mr. Rizvi resigned as acting Chairman and CEO and Mr. Douglas Sherrod was elected as the sole Director, CEO, Secretary and Treasurer. On August 6, 2003, Mr. Sherrod resigned as the acting Chairman, Secretary and Treasurer of Zenith Technology, Inc. and Mr. Mike Baldwin was elected as the sole Director, CEO, Secretary and Treasurer.

     On September 12, 2003, pursuant to a telephone conference call between the Company and the Management of NavLynx Technologies Inc., NavLynx informed the Company that it is submitting the matter concerning the merger between the Company and NavLynx Technologies to its shareholders to vote on this merger at a special meeting of shareholders to be held in late October or early November, after it is submitted for preliminary review at the upcoming NavLynx Technologies annual meeting to be held in early October. Certain members of NavLynx board and management informed the Company that although they feel very confident that this merger will likely be approved, they feel it is important that a significant and material new development or some other significant event must occur and act as a "catalyst" in order to justify to their shareholders for taking NavLynx public at the present time. NavLynx has indicated that they have several material business opportunities which constitute such a catalyst event and may likely sway the shareholders in favor of the merger. It has been tentatively determined that the Company will be establishing a wholly owned subsidiary in Ontario, Canada (i.e. Zenith Technology-Canada, Inc.), which will enter into a share exchange agreement with NavLynx Technologies Inc. Although the Management of the Company is optimistic concerning the anticipated merger transaction with NavLynx it has begun to explore alternative merger and investment opportunities in the event that further delays warrant an alternative strategy to safeguard the interests of the Company's shareholders.

     On September 19, 2003, NavLynx notified the Company by letter that because of the delays in consummating this merger transaction, NavLynx is granting the Company an extension to the termination date of its binding letter of intent dated June 6, 2003. The new termination date has been extended from October 1, 2003 to December 1, 2003.


Item  6.    Exhibits and Reports on Form 8-K
            -------------------------------------

On June 20, 2003, we entered into a binding letter of intent with NavLynx, Inc. as disclosed in the Form 8-K that was filed on June 25, 2003, and incorporated by reference herein.

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

                                                     ZENITH TECHNOLOGY, INC.
                                                     -----------------------
                                                     (Registrant)



Date:     September 17, 2003                        By:  /S/ Mike Baldwin
                                                        ----------------------
                                                     Mike Baldwin
                                                     Chief  Executive  Officer



Date:     September 17, 2003                         By:  /S/ Mike Baldwin
                                                        ---------------------
                                                     Mike Baldwin
                                                     Chief  Financial  Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mike Baldwin, Chief Executive Officer of Zenith Technology, Inc., certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;


     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


     d) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

                                                        /s/ Mike Baldwin
                                                       -------------------------
                                                       Mike Baldwin
                                                       Chief Executive Officer
                                                       and Director




Dated:


     I, Mike Baldwin, Chief Financial Officer of Zenith Technology, Inc, certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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




                                                     /s/ MIKE BALDWIN
                                                     -----------------------
                                                     Mike Baldwin
                                                     Chief Financial Officer

Dated: September 22, 2003


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Zenith Technology, Inc. (the "Registrant") on Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), each of the undersigned, in the capacities and on the date indicated below hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Quarterly Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated:  September 22, 2003                   By:/s/ Mike Baldwin
                                                --------------------
                                                Mike Baldwin
                                                Chief Executive Officer

Dated: September 22, 2003                   By: /s/ Mike Baldwin
                                                ---------------------
                                                Mike Baldwin
                                                Chief Financial Officer