Form 10QSB
period 2003-09-30
ZENITH TECHNOLOGY INC
filed 2003-11-25
CIK 1158235

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - QSB



         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2003
                                                 -------------

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

     As of November 19, 2003 [52,170,464] shares of Common Stock, $.0001 par value, were outstanding.

                                      INDEX
                                      -----
                                                                            Page
                                                                          Number
                                                                          ------

PART  I.    FINANCIAL  INFORMATION

     Item 1.    Financial  Statements:
          Balance  Sheet
          as  of  September 30, 2003 (unaudited)                             3

          Statements  of  Operations  for  the
          Three and Nine Months  ended  Sept 30, 2003  and  2002 (unaudited) 4

          Statements  of  Cash  Flows  for  the
          Nine  Months  ended  Sept 30, 2003  and  2002 (unaudited)          5

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

PART  I. FINANCIAL  INFORMATION

Item  1. Financial  Statements
         ---------------------



Balance Sheet
Zenith Technology, Inc.
A Development Stage Enterprise



ASSETS                                                                   30-Sept-03
                                                                         (unaudited)
Current Assets
          Cash and cash equivalents                                      $     --
          Accounts receivable, net                                             --

                                                                          --------
                    Total Current Assets                                       --
                                                                          --------
TOTAL ASSETS                                                             $     --
                                                                          ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
          Accounts Payable                                                 21,000
                                                                          --------
                     Total Current Liabilities                             21,000


Stockholders' Equity
          Common Stock, $.0001 par value, 100,000,000 authorized
                      52,170,464 issued and outstanding                      5,217
          Additional paid-in capital                                        74,260
            Note receivable - Stockholder                                  (19,675)
          Accumulated deficit                                              (80,802)
                                                                          --------
                      Total Stockholders' Equity                           (21,000)
                                                                          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $    --
                                                                          ========

The accompanying notes are an integral part of these financial statements.




Statements of Operations
Zenith Technology, Inc.
A Development Stage Enterprise


                                             Three months  Three months     Nine months    Nine months
                                                ended          ended          ended         ended
                                              30-Sep-03      30-Sep-02      30-Sep-03     30-Sep-02
                                             ------------    ----------     -----------   -----------
                                              (unaudited) (unaudited)
(unaudited) (unaudited)
Sales revenues                               $         --    $     --       $       --    $       80

Cost of sales                                          --         122               --           163
                                             ------------    ----------     ----------    ----------

Gross profit                                           --        (122)              --           (83)

Selling, general &  administrative expenses       (10,000)         --          (20,000)          (58)
                                             ------------    ----------     ----------    ----------
Income (loss) from operations                     (10,000)       (122)         (20,000)          (25)

Interest income                                        99          --              198            --

Interest expense                                       --          --               --            --
                                             ------------    ----------     ----------    ----------


Net Income (Loss)                           $      (9,901)   $   (122)      $  (19,802)    $     (25)
                                              ============   ==========     ==========    ===========


Net Income (Loss) Per Share -
Basic and diluted                           $       (0.00)    $ (0.00)       $  (0.00)     $   (0.00)
                                             ============    ==========     ==========    ===========

Weighted Average Shares, basic and diluted     52,126,019    28,693,683     40,847,450     28,693,683
                                             ============    ==========     ==========    ===========

The accompanying notes are an integral part of these financial statements.



Statements of Cash Flows
Zenith Technology, Inc.
A Development Stage Enterprise

                                                                          Nine months        Nine months
                                                                             ended             ended
                                                                           30-Sep-03         30-Sep-02
                                                                           ---------         ---------


(unaudited) (unaudited)
Cash Flows from Operating Activities
         Net loss                                                         $ (19,802)         $    (25)
         Stock based compensation                                            20,000
         Accrued interest income                                               (198)               --
         Change in Accounts receivable                                           --                83

                                                                          ---------          ---------
               Net Cash provided by operating activities                         --                58
                                                                          ---------          ---------
Cash Flows from Investing Activities
          Purchases of Property and Equipment                                    --                --
                                                                          ---------          ---------
               Net Cash used in investing activities                             --                --
                                                                          ---------          ---------
Cash Flows from Financing Activities
        Advances from (Repayments to) Parent Company                             --               (58)
                                                                          ---------          ---------
               Net Cash  (used in)financing activities                           --               (58)
                                                                          ---------          ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             --                --

CASH AND CASH EQUIVALENTS, beginning of period                            $      --          $     --
                                                                          ---------          ---------

CASH AND CASH EQUIVALENTS, end of period                                  $      --          $     --
                                                                          ==========         =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Receipt of promissory note in exchange for share issuance                $   19,675         $      --
                                                                          ==========         =========

The accompanying notes are an integral part of these financial statements.



                             Zenith Technology, Inc.
                         A Development Stage Enterprise
                          Notes to Financial Statements

1. FINANCIAL STATEMENTS
   ---------------------

     The Company is a development stage company as defined in the Statement of Financial Accounting Standards No. 7 and had no significant operations through September 30, 2003. Accordingly, no separate development stage cumulative column has been presented.

     The balance sheet as of September 30, 2003, the related statements of operations for the three months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Zenith Technology, Inc. as of September 30, 2003, the results of its operations for the three and nine months ended September 30, 2003 and 2002, and its cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

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

NOTE RECEIVABLE - STOCKHOLDER

     On May 9, 2003, we authorized the issuance of 19,476,781 shares of common stock to The Tiger Fund, Inc. in exchange for an unsecured promissory note in the amount of $19,477 to be paid to the Company. The note will accrue interest annually at a rate equal to the 90 day treasury rate published in the Wall Street Journal on January 1st of each year with all principal and interest due in forty-eight (48) months. The Company has recorded $99 of interest income for each of the quarter's ended June 30, 2003 and September 30, 2003. This additional issuance was made in order to implement an agreed dilution provision found in the stock purchase agreement entered into between Prime Companies and The Tiger Fund, Inc., dated December 20, 2002, under which The Tiger Fund, Inc. received ninety percent (90.0%) of the total issued and outstanding number of shares of our company, becoming our largest shareholder, which allows for the controlling shareholder to increase its position of ownership through an additional purchase of stock such that the controlling shareholder increased its ownership position to ninety four and one half percent of the total issued and outstanding capital stock.

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

     The consultant exercised all of the 4,000,000 options on July 2, 2003. Compensation cost has been determined and recorded based on the fair value at the grant date for stock option awards consistent with SFAS 123 and SFAS 148. The Company has recorded $10,000 of compensation expense for each of the quarter's ended June 30, 2003 and September 30, 2003.


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

Background
----------

     Zenith Technology, Inc. (the "Company" or "Zenith") is a Nevada corporation organized on December 2, 1998 to engage in the research and commercial development of a flat plane antenna with applications in the telecommunications industry. After extensive due diligence it was determined in 1999 that the commercial development of the proposed antenna technology would not be commercially viable. In June 2001 the Company became aware of a commercial opportunity to offer "One Plus" voice long distance service to consumers throughout the United States as a reseller utilizing the infrastructure of a Competitive Local Exchange Carrier. The Company entered into a Reseller Agreement with that carrier in June 2001 and received its first order for services in July 2001. On December 20, 2002, Prime Companies, Inc., the controlling shareholder of the Company, sold 25,824,317 shares of our common stock to The Tiger Fund, Inc. (the "Fund"), an Irvine, California based business development company, for $90,000 cash. The stock sale transaction, which covered approximately 90.0% of the total issued and outstanding shares of the Company, was classified as a change of control of the Company. As of December 31, 2002, the Company has discontinued its One Plus long distance service and has no other current operations. The Fund purchased control of the Company for the purpose of merging one of its portfolio companies with Zenith in the future. The Fund and its management advisor, Strategy Partners, LLC, have entered into a letter of intent to invest in and merge NavLynx Technologies, Inc. with the Company. At the time of filing this report, the merger has been unanimously approved by the Board of Directors of the Company and NavLynx. The merger is still subject to the final review and approval of NavLynx Technologies shareholders at a special meeting of shareholders anticipated to be held prior to the end of fiscal year 2003. On May 9, 2003, the Company authorized the issuance of 19,476,781 shares of common stock to the Tiger Fund, Inc., which effectively increased the Fund's majority ownership position to ninety four and one half percent of the total issued and outstanding shares of the Company.

Results  of  Operations
-----------------------

     During the three month period ended September 30, 2003, total sales revenue remained constant at $0 as compared to $0 for the corresponding period of the prior year. For the nine-month period ended September 30, 2003, total sales revenue decreased to $0 from $80 for the nine-month period ended September 30, 2002. The decrease in revenue is attributed to the cessation of the Company's One Plus business operations on December 31, 2002.

     The gross margin as a percent of revenues was 0% for the three-month period ended September 30, 2003, as compared to a gross margin as a percent of revenues of 0% for the corresponding period of the prior year. The gross margin as a percent of revenues was 0% for the nine month period ended September 30, 2003 as compared to a gross margin as a percent of revenues of 0% for the corresponding Nine-month period ending September 30, 2002.

     The Company's selling, general and administrative expenses for the three-month period ended September 30, 2003 increased to $10,000 as compared to $-0- from the corresponding period of the prior year. The Company's selling, general and administrative expenses for the nine-month period ended September 30, 2003 increased to $20,000 as compared to a credit of $58 from the corresponding period of the prior year. The increase to selling, general administrative expenses is due to stock based compensation issued to a Consultant of the company on June 30, 2003 where the fair value of the options on the date of grant was $40,000. The Company has recorded $10,000 of compensation expense for each of the quarter's ended June 30, 2003 and September 30, 2003.

     Interest expense for the three-month periods ended September 30, 2003 and 2002 was $-0-.

     Interest income for the three-month periods ended September 30, 2003 and 2002 was $99 and -0-,respectively.

     Income taxes for the three month periods ending June 30, 2003 and 2002 was $-0-.


Liquidity  and  Capital  Resources
----------------------------------

     At September 30, 2003, the Company had cash of $-0- and negative working capital of $21,000. The Company is largely dependent on Strategy Partners, LLC, its contract management services provider.

     Cash provided by operations was $-0- for the nine months ended September 30, 2003 compared to cash provided by operations of $58 for the corresponding period of the prior year.

     Cash used in investing activities for the nine months ended September 30, 2003 was $-0- compared to cash used in investing activities of $58 for the corresponding period of the prior year.

     Funds provided by financing activities for the nine months ended September 30, 2003 were $-0- compared to funds of $-0- provided by financing activities for the corresponding period of the prior year.

ITEM 3.  CONTROLS AND PROCEDURES

     As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective, but require greater coordination by outside accounting assistance. The assessment was made based on the last four filings of the Company having been delinquent on account that the financial portions of the quarterly reports required several revisions by our outside certified public accountants which could have been minimized had general bookkeeping and accounting tasks been prepared in advance. The key problem identified has been that the management team in charge of financial accounting for the Company is understaffed. The management has determined that a remedy to this issue is to hire additional staff responsible for coordinating the information gathering and document preparation necessary to prepare the quarterly and interim reports for the Company, and to coordinate their filing more effectively with outside counsel. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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
            ------------------

     None.

Item  2.    Changes  in  Securities  and  Use  of  Proceeds
            -----------------------------------------------
          None.


Item  3.    Defaults Upon  Senior  Securities
            ----------------------------------

     None.


Item  4.    Submission of Matters to Vote of Security Holders
            --------------------------------------------------------

     None.


Item  5.    Other Information
            ------------------

     On November 17, 2003 the Company issued a press release announcing that its planned merger with Toronto based NavLynx Technologies, Inc. as set forth in the June 20, 2003 Letter of Intent, had been unanimously approved and is to be recommended by the Board of Directors of NavLynx Technologies to its shareholders at a Special Meeting of shareholders to be called as soon as practicable. The press release went on further to quote Mr. Bill Kostenko, Director of NavLynx, stating, "We are pleased with the progress of NavLynx and feel the company is now well positioned to implement a growth plan that includes going public. The merger with Zenith Technology, Inc. is an ideal method to access the equity capital markets and properly finance our growth." A special shareholders meeting for NavLynx shareholders has not yet been scheduled as of the filing of this report.

Item  6.    Exhibits and Reports on Form 8-K
            -------------------------------------
  None.


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

                                                     ZENITH TECHNOLOGY, INC.
                                                     -----------------------
                                                     (Registrant)



Date:     November 19, 2003                          By:  /S/ Mike Baldwin
                                                        ----------------------
                                                     Mike Baldwin
                                                     Chief  Executive  Officer



Date:     November 19, 2003                         By:  /S/ Mike Baldwin
                                                        ---------------------
                                                     Mike Baldwin
                                                     Chief  Financial  Officer



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

Dated: November 19, 2003





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


                                                     /s/ MIKE BALDWIN
                                                     -----------------------
                                                     Mike Baldwin
                                                     Chief Financial Officer
Dated: November 19, 2003


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Zenith Technology, Inc. (the "Registrant") on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), each of the undersigned, in the capacities and on the date indicated below hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Quarterly Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated:  November 19, 2003                   By:/s/ Mike Baldwin
                                                --------------------
                                                Mike Baldwin
                                                Chief Executive Officer

Dated:  November 19, 2003                   By: /s/ Mike Baldwin
                                                ---------------------
                                                Mike Baldwin
                                                Chief Financial Officer