Form 10KSB
period 2003-12-31
ZENITH TECHNOLOGY INC
filed 2004-03-12
CIK 1158235

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

[X]               ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended DECEMBER 31, 2003
                                            -----------------

                         Commission File Number 0-33135

                            ADSOUTH PARTNERS , INC.
                       (formerly Zenith Technology, Inc.)

                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                              68-0448219
-------------------------------             -------------------
(State or other jurisdiction of              (I.R.S. Employer
 Incorporation or organization)             Identification No.)

299 W. Camino Gardens Dr., Suite 200, Boca Raton, FL              33432
----------------------------------------------------            --------
      (Address of principal executive offices)                  Zip Code

Issuer's telephone number (561) 470-0410
                           ---  --------

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

                         Common Stock, par value $.0001

                         ------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Company had no revenues for the year ended December 31, 2003.

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $2,596,000 as of February 16, 2004.

         There were 52,170,464 shares of the Company's Common Stock, $.0001 par value, outstanding as of February 16, 2004.

   Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Statement Regarding Forward Looking Disclosure

         This Annual Report of Adsouth Partners, Inc. ("us", "we" or the "Company") on Form 10-KSB, including the sections entitled "Business," "Risk Factors Associated with Owning Our Securities" and "Management's Discussion and Analysis or Plan of Operation," contain forward-looking statements. Statements in this Annual Report that are not historical facts, including statements about the Company's beliefs and expectations, particularly regarding recent business and economic trends and the integration of acquisitions, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and therefore undue reliance should not be placed on them. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

         Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, those associated with the effects of global, national and regional economic and political conditions, the Company's ability to attract new clients and retain existing clients, the financial success of the Company's clients, developments from changes in the regulatory and legal environment for advertising and marketing and communications services companies around the world, and the successful completion and integration of acquisitions which complement and expand the Company's business capabilities.

         At any given time the Company may be engaged in a number of preliminary discussions that may result in one or more acquisitions or dispositions. These opportunities require confidentiality and from time to time give rise to bidding scenarios that require quick responses by the Company. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transactions, the announcement or unauthorized disclosure of any such transaction may lead to increased volatility in the trading price of the Company's securities.

         The success of recent or contemplated future acquisitions will depend on the effective integration of newly-acquired businesses, products or services into the Company's current operations. Important factors for integration include realization of anticipated synergies and cost savings and the ability to retain and attract new personnel and clients.

         This Annual Report also contains certain financial information calculated on a "pro forma" basis. Because "pro forma" financial information by its very nature departs from traditional accounting conventions, this information should not be viewed as a substitute for historical financial information prepared in accordance with GAAP contained in the Company's financial statements that are contained in this Annual Report and should be read in conjunction therewith.

         Investors should evaluate any statements made by the Company in light of these important factors.

Available Information

         Information regarding the Company's annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and any amendments to these reports, are available to the public from the SEC's website at http://www.sec.gov as soon as reasonably practicable after the Company electronically files such reports with the Securities and Exchange Commission. Any document that the Company files with the SEC may also be read and copied at the SEC's public reference room located at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

PART I

Item 1.  Description  of  Business,

Business Developments

Organization

         On December 2, 1998 we were organized as a Nevada corporation under the name of Zenith Transportation, Inc. On February 3, 1999 we changed our name to Zenith Technology, Inc., which was our name as of December 31, 2003. On January 8, 2004, our name was changed to Adsouth Partners, Inc. We are a publicly traded holding company. Throughout this document our company may be referred to variously as "we", "our", "Zenith", "Adsouth Partners", the "Company" or the "Registrant".

Changes in Control

         On December 20, 2002, Prime Companies, Inc. sold 25,824,317 shares of our common stock owned by it to the Tiger Fund, Inc. (the "Tiger Fund") for $90,000 cash. The common shares purchased by the Tiger Fund constituted 90% of our total issued and outstanding shares of common stock as of December 20, 2002, giving it control of our company. On May 9, 2003, by resolution of our Board of Directors we recapitalized our equity by issuing to the Tiger Fund, in exchange for a promissory note in the principal amount of $19,477, 19,476,681 shares of our common stock. Our issuance of the 19,476,681 shares of common stock to the Tiger Fund represented a 67.87% increase in our total capitalization. The Tiger Fund, is an Irvine, California-based business development company whose strategy for its investment in our company was to introduce and merge our Company with a viable, revenue-generating and potentially profitable private business.

         On January 4, 2004, the Tiger Fund executed this strategy when it completed a share exchange transaction with Adsouth, Inc., a Boca Raton, Florida-based direct response marketing company ("Adsouth Florida"). The Tiger Fund transferred 28,000,000 shares of its Zenith common stock to the two shareholders of Adsouth Florida, Mr. John P. Acunto and Ms. Angela E. Acunto, in exchange for their transfer to us of 100% of the equity ownership of Adsouth Florida. In addition, the Tiger Fund contributed 5,217,000 of its shares of our common stock, which were reissued to Strategy Partners, LLC as compensation for services to be performed pursuant to a management consulting agreement. Upon completion of the share exchange transaction, the control of our company had changed such that Mr. John P. Acunto and Ms. Angela Acunto collectively owned 53.67%, the Tiger Fund owned 23.16% and Strategy Partners, LLC owned 9.99% of our total issued and outstanding common stock, respectively.

Acquisition of Adsouth Florida

         Because we obtained 100% of the outstanding equity of Adsouth Florida in a transaction that gave control of our company to the former owners of the company we acquired, our acquisition of Adsouth Florida is accounted for as a reverse acquisition. The accounting rules for reverse acquisitions require that beginning January 4, 2004, our balance sheet will include the assets and liabilities of Adsouth Florida and our equity accounts will be recapitalized to reflect the net equity of Adsouth Florida. In addition, beginning with the quarter ending March 31, 2004, and for all reporting periods thereafter, our operating activities, including the prior period comparatives, will include only those of Adsouth Florida. Because the reverse acquisition occurred subsequent to December 31, 2003, the historical financial statements for the years ending December 31, 2003 and 2002 do not include, nor give any effect to, the operations of Adsouth Florida. This annual report does include, as exhibits, the separate financial statements of Adsouth Florida and pro forma financial statements that present the results of operations as if the acquisition of Adsouth Florida had occurred on July 8, 2003, the date of inception of Adsouth Florida. Furthermore, this Annual Report is intended to complete our reporting obligations under Items 1 and 7 of our Current Report on Form 8-K with respect to our acquisition of Adsouth Florida.

Management Consulting Agreement with Strategy Partners, LLC

         On December 22, 2003, we entered into a management consulting agreement with Strategy Partners, LLC ("Strategy Partners"), a related party. We believe that the personnel at Strategy Partners have significant expertise in the field of rendering advice to business corporations including assistance in (i) the implementation of strategic growth; (ii) corporate strategy; (iii) budgeting of future corporate investments; (iv) acquisition and divestiture decisions; (v) federal and state securities law disclosure compliance; and (vi) debt and equity financings. The management consulting agreement has an initial term of six months and automatically renews for an additional six months unless cancelled within 60 days prior the end of the initial six month term. We presently intend to renew the management consulting agreement at the conclusion of the initial term.

         Under the terms of our management consulting agreement with Strategy Partners, we were obligated to issue 5,217,000 shares of our common stock, valued at $783,000, to Strategy Partners as payment for the first twelve months of management services. The right to receive these shares was ultimately assigned to Omar Rizvi, Strategy Partner's managing member. The $783,000 will be ratably expensed in 2004. Under our agreement, if Strategy Partners is able to assist us in the closing of any financing, sale of assets, merger, acquisition or combination, we have agreed to issue to it a warrant to purchase an additional 2,500,000 shares of our common stock for $.25 per share, and to pay it a percentage of the gross value of the proceeds received by us equal to 5% of the first $1,000,000 of gross proceeds, plus 4% of gross proceeds between $1,000,001 and $2,000,000, plus 3% of gross proceeds between 2,000,001 and $3,000,000, plus 2% of any gross proceeds greater than $3,000,000. The Company may have to record additional stock based compensation expense related to the warrant, if it is issued, based on, among other factors, the price of the Company's common stock at the time that the warrant is issued.

Letter of Intent with NavLynx Technologies, Inc.

         On June 20, 2003, we entered into a letter of intent to merge with NavLynx Technologies, Inc., an Ontario Canada corporation ("NavLynx"). The letter of intent specifically stated that any transaction with NavLynx would be subject to final board and shareholder approval by NavLynx, final approval by our Board of Directors, and completion of our comprehensive due diligence investigation. On September 19, 2003, the expiration date of the letter of intent was mutually extended from October 1, 2003 to December 1, 2003. During the intervening months (from June 2003 to December 2003) significant time was spent by the Company negotiating the terms of the proposed merger and performing extensive due diligence. On December 30, 2003, given the fact that no approval by the Board and shareholders of NavLynx had as yet been obtained, our feeling that such approval was not going to be obtained in a timely manner, and NavLynx' failure to adequately address certain of our due diligence concerns, NavLynx released a statement terminating the letter of intent and we took no further efforts to consummate our proposed merger with NavLynx. Our Current Business

         On January 4, 2004, our acquisition of Adsouth Florida was completed, and on such date we became a direct response marketing company. Our sources of revenues are generated from the fees earned on the placement of advertising, fees earned on the production of advertising, fees earned for creative advertising services and public relations consulting and profits from the direct marketing sale of acquired rights to products. None of the operating results of Adsouth Florida are included in the Zenith Technology, Inc. historical financial statements for the year ended December 31, 2003. However, beginning with the quarter ending March 31, 2004, and for all reporting periods thereafter, our operating activities, including the prior period comparatives, will include only those of Adsouth Florida. This annual report does include, as exhibits, the separate financial statements of Adsouth Florida and pro forma financial statements that present the results of operations as if the acquisition of Adsouth Florida had occurred on July 8, 2003, the date of inception of Adsouth Florida. Other aspects of this filing, including the risk factors associated with owning our securities, information about our current officers and directors, and our current shareholder information, all reflect the state of our company as of the filing date of this Annual Report, after giving effect to the acquisition of Adsouth Florida.

         During the first quarter of 2004 we announced that Adsouth Florida was negotiating to acquire the rights to certain products and services. This strategy represents an additional revenue model for us during 2004 that did not exist for Adsouth Florida during 2003. If successful, we will generate product sales revenues in addition to the traditional advertising agency revenue sources.

         The marketing communications business is highly competitive, with agencies of all sizes and disciplines competing primarily on the basis of quality of service to attract and retain clients and personnel. Companies such as WPP Group, Omnicom Group, Interpublic Group, Digitas, ChoicePoint Precision Marketing and Havas generally serve large corporations with consolidated or business unit sales from direct marketing in excess of $100 million. Additionally, based on agency direct marketing revenues published in the trade journal Advertising Age's 2003 Agency Survey, our research indicates that there are approximately 23 agencies with direct marketing revenues ranging from $10 million to $100 million and several dozen agencies with direct marketing revenues ranging from at least $1 million to $10 million. We noted that very few agencies specializing solely in direct marketing are publicly-traded companies. We intend to develop a market niche by providing a full level of service quality that users of direct marketing services may not receive from our larger competitors.

         During 2003, Adsouth Florida was dependent on three clients for 50%, 24% and 20% of its revenues and one of such clients, representing 20% of its revenues, changed agencies near the end of 2003. As a new company, Adsouth Florida is continuing to build a pipeline of revenue opportunity based upon new and pending contracts obtained during the first quarter of 2004, while at the same time providing a quality of service necessary to retain its existing clients. During the early stages of its growth, it is expected that Adsouth Florida will remain dependent on a limited number of clients in the foreseeable future.

Historical Business

         On December 20, 2002, the date a controlling interest in our common stock was acquired by the Tiger Fund, we were not an operating company, and we concentrated on pursuing the acquisition of an operating company which fit our desired objectives, resulting in the acquisition of Adsouth Florida on January 4, 2004.

         From June 2001 through December 20, 2002 we offered "One Plus" voice long distance services to residential and business users throughout the United States. As of December 20, 2002, such services are no longer offered by us.

         Prior to June 2001, we were engaged in the research and commercial development of a flat plane antenna with applications in the telecommunications industry. After extensive due diligence into the patent for the flat plane antenna under review, it was determined by our former management in 1999 that further development of the proposed antenna technology would not be commercially viable. We therefore never initiated operations to market the antenna.

Governmental Regulations and Environmental Laws

         We did not require governmental approval for any of our activities conducted in 2003, and have incurred no cost or expense with respect to compliance with federal, state and local environmental laws. Our future operations in the direct marketing and advertising sectors will be subject to certain regulation, both domestically and internationally, as more fully described in the section of this Annual Report entitled "Risk Factors Associated with Owning our Securities."

Research and Development

         We incurred no expenditures for research and development activities, either directly or through customer sponsored research activities, during 2003.

Employees

         As of December 31, 2003 our only employee was our Chief Executive Officer. Adsouth Florida, which was acquired on January 4, 2004, had seven full-time employees on the date that it was acquired, and today we have six full-time employees.

Risk Factors Associated with Owning our Securities

         Shareholders should be aware that the ownership of our common stock shares involves certain investment considerations and risk factors, including those described below and elsewhere in this annual report, which could adversely affect the value of their holdings. Neither the Company nor any other person is authorized to make any representations as to the future market value of our stock.

         Any forward-looking statements contained in this document should not be relied upon as predictions of future events. Such statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and that may be incapable of being realized. Investors are hereby notified that such information reflects the opinions of our management as to the future. Investors should use their own judgment as to the significance of this information to their individual investment decisions. Investment in our common stock must be considered speculative due to a number of risk factors including, but not limited to, the fact that the shares are minimally traded with very little or no liquidity in the public market.

Risks Associated with our Company and Our Business.
---------------------------------------------------

We face intense competition in the direct marketing, advertising and media placement services which we provide to our clients, and as a small, public company we may not be able to sustain sufficient business growth and revenue production to compete successfully.

The direct marketing, advertising and media buying businesses which we are in are highly competitive. We face risks typical of advertising and marketing services companies and other services businesses generally, including risks arising out of geographical factors, changes in general and regional economic conditions, competitive factors, client requirements and the hiring and retention of key employees. In general, the financial and technological barriers to entry in these market segments are low, with the key competitive considerations for keeping existing business and winning new business being the quality, effectiveness and pricing of the services offered, including our ability to efficiently provide our services to clients.

Our business is highly subject to fluctuations in the economy, reductions in corporate budgeting, increases in media costs and other factors affecting advertisers and marketers generally.

In the past several years, the downturn in the economy has had a major impact on the ability of users of commercial advertising and marketing to successfully maintain and grow their businesses. As corporate managers are required to introduce cost-cutting measures to reduce budgetary strains, advertising, marketing and promotional costs are often impacted, particularly for the products which are most suitable for direct marketing. Our clients tend to be smaller, single- or few-product oriented companies, which are highly susceptible to fluctuations in the economy and/or their particular industries, and which may not be able to react quickly or efficiently to unexpected variations in their financial forecasts. If we are unable to operate our company in a highly efficient and flexible manner, we may not be able to compete effectively against larger companies that have more resources and clientele to maintain themselves during periods of economic downturn or instability. Some of our customers may also experience difficulty in raising capital, supporting their current operations and/or implementing their business plans, or may be anticipating such difficulties, and may therefore elect to scale back the resources they devote to marketing and advertising activities. These customers may not be able to discharge their payment and other obligations to us. The non-payment or late payment of amounts due to us from our customers could negatively impact our financial condition. If the current business environment for our customers does not improve, our business, results of operations and financial condition could be materially adversely affected. In addition, failure of our customers to comply with federal, state or local laws or the Company's policies could damage our reputation and adversely affect our business, results of operations or financial condition.

We do not often maintain long-term agreements with our customers and may be unable to retain customers, attract new customers or replace departing customers with customers that can provide comparable revenues.

Many of our contracts with our customers are short-term or single-project agreements. If our customers do not continue to use our products and services, and if we are unable always to replace departing clients in a timely or effective manner with new customers that generate comparable revenues, our business could be significantly and adversely affected. Furthermore, we cannot assure you that our customers will continue to generate consistent amounts of revenues over time. Our failure to develop and sustain long-term relationships with our customers would materially and adversely affect our results of operations.

We may not be able to continue to grow through acquisitions of or investments in other companies or products.

Our business is expected to expand noticeably in the first quarter of 2004 as a result of acquisitions or investments in other companies, and in individual products or product lines, including those agreements entered into by us which are described under the heading Management's Discussion and Analysis or Plan of Operation. We may continue to acquire or make investments in other complementary businesses, products, services or technologies as a means to grow our business. There can be no assurance that we will be able to identify a steady supply of products or companies which are suitable for acquisition or investment. Even if we do identify suitable candidates, we cannot assure you that we will be able to make other acquisitions or investments on commercially acceptable terms, if at all. Even if we agree to buy a company, product line or other assets, we cannot assure you that we will be successful in consummating the purchase, or integrating the product or company into our business without disruption. If we are unable to do any or all of these things, it could have a material adverse impact on our company.

In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

   *   the difficulty of assimilating acquired products, services or operations;

   * the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

   * the difficulty of incorporating acquired rights into our products and services;

   * difficulties in disposing of the excess or idle facilities of an acquired company or business;

   * difficulties in maintaining uniform standards, controls, procedures and policies;

   * the impairment of relationships with employees and customers as a result of any integration of new management personnel;

   * potential failure to achieve additional sales and enhance our customer base through cross-marketing of the combined company's products to new and existing customers; and

   * potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products.

To the extent that we are unable succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, these risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders.

Management of future acquisitions and growth will require additional investment, which may exceed our ability to manage this growth.

We have embarked upon an ambitious growth plan, including our January 4, 2004 acquisition of Adsouth Florida. It will be necessary for us to attract, hire and maintain new employees at many levels, including senior management in order to achieve and support growth. We expect to include the public market for our securities as one basis for the development of key employee incentive compensation, savings, investment and retirement plans. There can be no assurance that we will be successful in any of these efforts, the failure of which could result in our inability to attract and retain superior employees, slower growth, a decline in profitability and a loss of shareholder value.

Loss of key personnel or inability to hire additional qualified personnel might result in failure to implement our plans.

With our acquisition of Adsouth Florida on January 4, 2004, we became highly dependent on John P. Acunto, our current Chief Executive Officer, Chairman of the Board and the founder of Adsouth Florida. The loss of his services would have a materially adverse impact on our current and future planned operations. The loss of the services of other key management employees or the inability to attract and retain qualified personnel or delays in hiring required personnel, particularly technical and sales personnel, could delay the development and introduction of, and negatively impact our ability to sell our products and services. In addition to key management personnel, our success depends on our ability to attract and retain highly skilled technical, managerial, marketing and other personnel. Competition for such personnel is intense. There is a risk that we may be unsuccessful in attracting and retaining the personnel we need for our business. Failure to attract and retain such personnel could result in a decline in our revenues and profits, and to a loss of investment by our shareholders.

Risks Associated with the Ownership of Our Shares.
--------------------------------------------------

Control by Management might limit independent, public shareholder influence over our corporation.

As of the date of filing of this Annual Report, John P. Acunto, our Chief Executive Officer and Chairman of the Board, together with his wife, Angela Acunto, own greater than 50% of our outstanding common shares, and exercise control over our operations and our Board of Directors, including control over the election of directors, the appointment of officers, and the business policies, investments and future acquisitions, if any, of our company. Public shareholders' interests may not be fully represented alongside the differing interests of management shareholders, if any. Additionally, the Tiger Fund owns greater than 23% of our outstanding common shares. The large percentage of shares owned by these persons may have a limiting effect on the number of shares available for trading in the secondary market, which could have an adverse effect on price and liquidity.

Our limited prior public market and restrictions on the free sale or transferability of our stock may adversely effect our stock's value and liquidity.

There is presently only a limited public market for our common stock and there can be no assurance that an active market will develop. The prices at which the shares trade are and will continue to be determined by the market place, and could be subject to significant fluctuations in response to many factors, including, among others, variations in our quarterly operating results, changing conditions in the industries in which we participate or in the economy generally, and changes in government regulations. In addition, the general stock market has in recent years experienced significant price fluctuations, often unrelated to the operating performance of the specific companies whose stock is traded. Market fluctuations, as well as economic conditions, may adversely affect the market price of our common stock. In the event of declining stock values and diminished liquidity, shareholders could lose the amount of their entire investment.

The issuance of shares through our stock compensation and incentive plans may dilute the value of existing shareholders.

We anticipate using our existing or future-adopted stock options and other securities-based incentives, to provide motivation and compensation to our officers, employees and key independent consultants. The award of any such incentives (and, in the case of incentive stock options, the exercise of any such options) will result in an immediate and potentially substantial dilution to our existing shareholders and could result in a decline in the value of our stock price.

We do not intend to declare any dividends on our stock for the foreseeable future, if at all.

We do not intend to declare dividends. The payment of future dividends on our common stock and the rate of such dividends, if any, will be determined by our Board of Directors in light of our earnings, financial condition, capital requirements and other factors. Our shareholders risk not receiving any current nor future return on their investment. We have not paid any dividends on our common stock during the past two years. We expect to continue to retain all earnings generated by our operations, if any, for the development and growth of our business, and do not anticipate paying any cash dividends to our shareholders in the foreseeable future.

Our publicly-traded stock is subject to significant restrictions and limitations imposed by the SEC and self-regulatory organizations involving the purchase and sale of penny stocks.

Our Stock is subject to the Penny Stock Rules. Investors in our stock risk having less liquidity than they may have if they invested in a stock not subject to the Penny Stock Rules. Pursuant to the Securities Exchange Act of 1934, our common stock is classified as a penny stock, which means that, among other things, it is subject to restrictions with respect to its marketability. SEC rule 15G-9 establishes certain sales practice requirements for such stock and, in particular, prior to a transaction:

     * The brokers or dealers engaged in the purchase and sale of penny stocks must have approved a prospective customer's account for transactions in penny stocks in accordance with specific procedures adopted by the SEC, and the broker or dealer must have received from the customer a written agreement to the transaction setting forth the identity and quantity of the designated penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain from the person information concerning the person's financial situation, investment experience, and investment objectives. The broker or dealer must reasonably determine that transactions in designated securities are suitable for the person and that the person or the person's independent advisor in these transactions has sufficient knowledge and experience in financial matters such that the person or the person's independent advisor in theses transactions reasonably may be expected to be capable of evaluating the risks of transactions in designated securities.

     * The broker or dealer must deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination required by the rules stating in a highlighted format that it is unlawful for the broker or dealer to effect a transaction in a designated security unless the broker or dealer has received, prior to the transaction, a written agreement to a transaction from the person and stating in a highlighted format immediately preceding the customer's signature line that:

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

As a practical matter, the only customers eligible to purchase penny stocks are persons for whom the broker or dealer carries an account and who in such account have effected a securities transaction or made a deposit of funds or securities more than one year previously or have made three purchases of penny stocks that occurred on separate days and involved different issuers.

Item 2.  Description of Property.

         As of December 31, 2003 we did not own nor lease any property. We shared office space with the Tiger Fund. With the acquisition of Adsouth Florida, we have moved our executive office to 299 W. Camino Gardens Drive, Suite 200, Boca Raton, Florida, where we lease approximately 1,000 square feet of office space.

Item 3.  Legal Proceedings.

         We are not aware of any material pending or threatened litigation involving our company or Adsouth-Florida.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No items were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Our common stock has been trading since April 29, 2002 on the over-the-counter market and quoted on the NASD OTC Bulletin Board. For the period from April 29, 2002 through January 13, 2004 our trading symbol was "ZNTH" and, starting on January 14, 2004 we began trading under the symbol "ADPR".

         The table below sets forth, for the periods indicated, the high and low bid prices of our common stock for the periods indicated, as quoted by the OTC Bulletin Board Research Service. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Quarter Ended                                    High Bid     Low Bid
-------------                                  ------------ -----------
June 30, 2002                                      $0.000     $0.0000
September 30, 2002                                 $0.000     $0.0000
December 31, 2002                                  $0.001     $0.0001
March 31, 2003                                     $0.001     $0.0001
June 30, 2003                                      $3.000     $0.0001
September 30, 2003                                 $1.850     $0.3000
December 31, 2003                                  $0.500     $0.1500

         As of December 31, 2003 the number of shareholders of record holding our common stock was 381.

         We have not paid dividends on our common stock. We plan to retain future earnings, if any, for use in our business and, accordingly, we do not anticipate paying dividends on our common stock in the foreseeable future. Payment of dividends is within the discretion of our Board of Directors and will depend, among other factors, upon our earnings, financial condition, and capital requirements.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

         Since December 20, 2002 through the end of 2003 we were exploring opportunities to merge with a viable, revenue generating and potentially profitable private operating company. During such time, we generated no revenues and relied on the financial support of the Tiger Fund, Inc. (the "Tiger Fund"), which arranged for payment on our behalf of $14,846 of legal fees, $7,626 of auditing fees, and provided us with office space valued at $7,200. In addition, Tiger Fund arranged for payment on our behalf of $11,000 in amounts we owed to Prime Companies, Inc., who was our parent company until December 20, 2002. As of December 31, 2003, the Tiger Fund agreed to contribute all such amounts to our paid-in capital.

         On April 25, 2003, we compensated a management consultant by granting him an option for 4,000,000 shares of our common stock which he exercised on July 2, 2003. The value of the option granted to the consultant was $40,000 which was expensed during 2003 as a non cash expense. On May 9, 2003, by resolution of our Board of Directors we recapitalized our equity by issuing to the Tiger Fund, in exchange for a promissory note in the principal amount of $19,477, 19,476,681 shares of our common stock. Our issuance of the 19,476,681 shares of common stock to the Tiger Fund represented a 67.87% increase in our total capitalization. In order to provide for an equivalent increase in the shares covered by our 2003 Stock Incentive Plan, our Board of Directors authorized additional shares of stock to be available under our 2003 Stock Incentive Plan. Specifically, it authorized that the percentage of total shares reserved for issuance under the 2003 Stock Incentive Plan be increased by an equivalent amount (67.87%), bringing the total amount of shares available under the 2003 Stock Incentive Plan to 13,099,220. On December 22, 2003 we issued to Strategy Partners, LLC 5,217,000 shares of our common stock valued at $783,000 for payment of twelve months of management consulting services. The value of the common stock issued to Strategy Partners will be expensed ratably in 2004. These stock grant awards were issued pursuant to our 2003 Stock Incentive Plan, a copy of which was filed with the SEC on June 23, 2003 on Form 8-K.

         In 2003, we pursued the acquisition of NavLynx Technologies, Inc. ("NavLynx"), a Canadian company engaged in the marketing and sale of satellite imagery, wireless communications and fleet management in the automobile sector. We signed a Letter of Intent, which we reported on and filed with the SEC on Form 8-K on June 25, 2003. Under the terms of that letter, the closing of the acquisition was dependent upon the receipt of formal board and shareholder approval from NavLynx, and board approval by our Board of Directors, as well as the completion of a comprehensive due diligence investigation into NavLynx to our satisfaction. Subsequent to that event, we spent approximately six months working with NavLynx to meet the requirements of these closing conditions. On September 19, 2003, NavLynx requested (and Zenith agreed) to extend the termination date for the Letter of Intent from October 1, 2003 to December 1, 2003, due to "unforeseen and unavoidable delays", which involved both tax issues impacting NavLynx' Canadian shareholders and our failure to receive certain due diligence materials which we requested from NavLynx. Ultimately, our Board of Directors determined in late December 2003 that the proposed transaction could most likely not be consummated in the contemplated timeframe, if at all, and that the final requested due diligence items would not be forthcoming. At the same time, NavLynx published a press release indicating that the Letter of Intent was terminated because "certain requirements material to closure of the merger by the targeted deadline of January 31, 2004 have not been delivered." Our Board of Directors then determined that rather than spend more time and resources on a transaction with NavLynx, it would instead concentrate on finalizing one of the other potential acquisitions it had under review.

         On January 4, 2004, the Tiger Fund, our then controlling shareholder, implemented our merger strategy when it completed a share exchange transaction with Adsouth Florida, a Boca Raton, Florida-based direct response and marketing company ("Adsouth Florida"). As a result of the share exchange transaction, beginning with the quarter ending March 31, 2004 (and for all reporting periods thereafter) our operating activities, including the prior period comparatives, will include only those of Adsouth Florida. Because the reverse acquisition occurred subsequent to December 31, 2003, the historical financial statements for the years ending December 31, 2003 and 2002 will not include the operations of Adsouth Florida. This annual report does include, as exhibits, the separate financial statements of Adsouth Florida and pro forma financial statements that present the results of operations as if the acquisition of Adsouth Florida had occurred on July 8, 2003, the date of inception of Adsouth Florida.

         Our future sources of revenue will be generated from the fees earned on the placement of advertising, fees earned on the production of advertising, fees earned for creative advertising services and public relations consulting and profits from the direct marketing and sale of products which we acquire the rights to. Additionally, as a part of the share exchange agreement to acquire Adsouth Florida, the Tiger Fund has agreed to provide us with working capital of up to $1 million during 2004, of which $260,000 has already been received as of the date of this Annual Report. For the $1,000,000 funding, the Tiger Fund will receive a warrant to purchase 2,000,000 shares of our common stock for $1 per share.

         In pursuing the growth of our advertising, direct marketing and sales business, we have entered into certain contracts for the provision of services and the acquisition of product lines which are expected to generate revenues for our Company in the first quarter of 2004. To such end, we have:

     * entered into an agreement with HealthPlus Benefits LLC in connection with our assisting that company with the rollout of a national media campaign for its discount medical card (while there can be no assurance that this will come to pass, HealthPlus Benefits LLC has agreed to provide us with $250,000 in the first quarter of 2004 if we can cause its advertisement to be aired on the Lifetime cable network, and has provided us with a further letter, dated January 7, 2004, indicating its intention to spend up to $9,600,000 in advertising expenses and designating us to handle "all initial creative and design work for our direct marketing campaign as well as media placement for up to 1 year beginning March 1, 2004."

     * entered into, on January 21, 2004 and as amended thereafter, a letter of intent to acquire the DermaFreshTM product line from Think-Tek, Inc. (while there can be no assurance, management expects this acquisition to close within the first quarter of 2004);

     * undertaken, by letter agreement dated January 30, 2004, the representation of actor Dennis Cole to provide certain on-air talent services to its client, HealthPlus Benefits LLC, and subsequently entered into a letter of intent with Dennis Cole contemplating a co-marketing agreement for the possible production of a music CD to be sold using a direct marketing campaign;

     * signed an Advertising Agency Agreement with Guys Gone Wild, Inc. ("GGW"), dated February 10, 2004, for us to serve as GGW's exclusive advertising agency in the United States for the 36-month period from the date of the agreement, with respect to a DVD product produced by GGW and any ancillary products which may be developed for merchandising in connection with such DVD; and

     * entered into an Advertising Agency Services and Media Time Buying Agreement with GameZnFlix, Inc. ("GZFX"), dated February 25, 2004, to serve as that client's exclusive agent for negotiating media purchases and buying advertising time.

The agreements and letters of intent described above are not intended to describe the entire business conducted by us, nor can there be any assurance that these agreements will actually result in any specific amount of revenue for our company, nor that the letters of intent will result in definitive agreements. However, they are instrumental in providing investors with an understanding of the type of business which we currently are pursuing, and have been factored into the financial projections which are appended to this Annual Report. Prospective investors in our stock are cautioned to read the several Risk Factors described elsewhere in this document and in the other SEC filings which are referenced in and incorporated into this Annual Report.

Critical Accounting Policies

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that are complex and those that require significant judgments and estimates in the preparation of our financial statements, including the following: recognition of revenues, including pass through costs; the accounting for business combinations, accounting for expenses in connection with the issuance of stock options; and, accounting for income taxes. Management relies on historical experience and on other assumptions believed to be reasonable under the circumstances in making its judgment and estimates. Actual results could differ materially from those estimates. There have been no significant changes in the assumptions, estimates and judgments in the preparation of these financial statements from the assumptions, estimates and judgments used in the preparation of our prior years audited financial statements.

Item 7.  Financial Statements.

         The Company's financial statements are attached as Exhibit 99.1 to this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Effective for our fiscal year commencing January 1, 2004, we have changed our independent auditors from Stonefield Josephson, Inc. (the "Former Accountant") to Marcum & Kliegman LLP (the "New Accountant").

         Our Former Accountant was dismissed on February 9, 2004. The report of the Former Accountant for our balance sheet as of December 31, 2002, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2002, did not contain an adverse opinion or a disclaimer of an opinion, nor was it modified as to audit scope or accounting principles. The opinion was, however, qualified by the assumption that we will continue as a going concern on the basis that we: (1) incurred net losses from operations, (2) had negative cash flows from operations, and (3) had a net capital deficiency. The opinion of the Former Accountant as of December 31, 2002 states that these conditions raise substantial doubt about our ability to continue as a going concern.

         The decision to change accountants was approved by our Board of Directors. We do not have a separate audit committee of our Board.

         During each of the two years during the period ended December 31, 2002, and throughout the subsequent interim period since December 31, 2002, there were no disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. None of the events described in Item 304 (a)(i)(v) of Regulation S-B promulgated under the Securities Act of 1933, as amended, occurred during the Company's two most recent fiscal years or during the subsequent interim period since December 31, 2002 through the date of this Report.

         The New Accountant was engaged by letter dated January 30, 2004 to audit our Company's financial statements for the fiscal year ended December 31, 2003, and the change of auditors became effective as of February 9, 2004.

Item 8A.  Controls and Procedures

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of December 31, 2003. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer who also acted as our company's Chief Accounting Officer at that time. Based upon that evaluation, our company's Chief Executive Officer/Chief Accounting Officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

         Disclosure controls and procedures and other procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Chief Executive Officer/Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

         The following table sets forth certain information with respect to our executive officers and directors as of March 8, 2004.

     Name                  Age                  Position
--------------           -------     ----------------------------
  John P. Acunto, Jr.       32       Chief Executive Officer, Chairman, Director
  Gary J. Hohman            52       President
  Angela E. Acunto          38       Executive Vice President

         John P. Acunto has served as our Chief Executive Officer, Chairman of the Board and Director since January 4, 2004, the date on which we acquired Adsouth-Florida. Beginning in January 2003, Mr. Acunto founded and developed Adsouth-Florida, a Boca Raton, Florida-based direct response marketing and advertising services firm. Prior to that, since 1992, Mr. Acunto served as an independent marketing consultant, advising clients on a wide variety of subjects including, without limitation, direct marketing, media buying, media placement and related activities, under the trade name The Business Planning Company.

         Gary J. Hohman has served as our President since January 4, 2004, the date on which we acquired Adsouth, Inc. From 2000 until joining as President of Adsouth, Inc. in 2003, Mr. Hohman served as the President of Distribution and Licensing for The Outernet, Minneapolis, MN. From 1996 through 2000, Mr. Hohman served as Executive Vice President for Reliance Training Network, in Pittsburgh, PA

         Angela E. Acunto has served as our Executive Vice President since January 4, 2004, the date on which we acquired Adsouth Florida. For more than five years prior to that, she has been a sole proprietor providing personal training, fitness and wellness consulting to private clients in South Florida.

Item 10. Executive Compensation.

         During 2003 and 2002 our officers received no compensation and as of December 31, 2003 there were no employment agreements, compensatory plans or arrangements.

         Our directors received no compensation or reimbursement for out-of-pocket expenses.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

         The following table sets forth certain information for any person or group who is known to us to be the beneficial owner of more than five percent of our common stock as of March 8, 2004.


------------------------------- ----------------------------- ----------------------------- -----------------------------
             (1)                            (2)                           (3)                           (4)
                                Name and Address of               Amount and Nature of
Title of Class                  Beneficial Owner                    Beneficial Owner              Percent of Class
------------------------------- ----------------------------- ----------------------------- -----------------------------
Common                          John P. Acunto                        14,000,000(1)                      26.84%
                                299 West Camino Gardens
                                Suite 200
                                Boca Raton, FL 33432

Common                          Angela E. Acunto                      14,000,000(1)                      26.84%
                                299 West Camino Gardens
                                Suite 200
                                Boca Raton, FL 33432

Common                          Tiger Fund                            12,084,098                         23.16%
                                2600 Michelson Drive
                                17th Floor
                                Irvine, CA 92612


         The following table sets forth certain information for each executive, each director and all executives and directors as a group as of March 8, 2004


------------------------------- ----------------------------- ----------------------------- -----------------------------
             (1)                            (2)                           (3)                           (4)
                                Name and Address of               Amount and Nature of
Title of Class                  Beneficial Owner                    Beneficial Owner              Percent of Class
------------------------------- ----------------------------- ----------------------------- -----------------------------
Common                          John P. Acunto                        14,000,000(1)                      26.84%
                                Officer, Director
                                299 West Camino Gardens
                                Suite 200
                                Boca Raton, FL 33432

Common                          Angela E. Acunto                      14,000,000(1)                      26.84%
                                Officer
                                299 West Camino Gardens
                                Suite 200
                                Boca Raton, FL 33432

Common                          Gary J. Hohman                                 -                             -%
                                Officer
                                299 West Camino Gardens
                                Suite 200
                                Boca Raton, FL 33432

Common                          All Officers and Directors            28,000,000                         53.67%


(1) John P. Acunto and Angela E. Acunto are husband and wife and, pursuant to Rule 13d-3, each of them may be deemed to have beneficial ownership of the amount of shares reflected as owned by the other in the table above.

Item 12. Certain Relationships and Related Transactions

         On May 9, 2003, our Board of Directors authorized Tiger Fund's purchase of an additional 19,476,781 shares of Common Stock upon their issuance of a $19,477 promissory note to us. The note accrues interest annually at a rate equal to the 90 day treasury rate published in the Wall Street Journal on January 1st of each year, an effective rate of 1% at December 31, 2003, with all principal and interest due in forty-eight (48) months. We have recorded $139 of interest income for 2003.

         During 2003, the Tiger Fund arranged for payment on our behalf $14,846 of legal fees, $7,626 of auditing fees, and provided us with office space valued at $7,200. In addition, it arranged for repayment on our behalf of $11,000 in amounts we owed to Prime Companies, Inc., who was our parent company until December 20, 2002. As of December 31, 2003, the Tiger Fund agreed to contribute all such amounts to our paid-in capital.

         On December 22, 2003, we entered into a management consulting agreement with Strategy Partners, LLC. We believe that the personnel at Strategy Partners, LLC have significant expertise in the field of rendering advice to business corporations including (i) assistance in the implementation of strategic growth;
(ii) corporate strategy; (iii) budgeting of future corporate investments; (iv) acquisition and divestiture decisions; (v) federal and state securities law disclosure compliance; and (vi) debt and equity financings. The management consulting agreement has an initial term of six months and automatically renews for an additional six months unless cancelled within 60 days prior the end of the initial six month term.

         Under the terms of our management consulting agreement with Strategy Partners, we were obligated to issue 5,217,000 shares of our common stock, valued at $783,000, to Strategy Partners as payment for the first twelve months of management services. The right to receive these shares was ultimately assigned to Omar Rizvi, Strategy Partner's managing member. The $783,000 will be ratably expensed in 2004. Under our agreement, if Strategy Partners is able to assist us in the closing of any financing, sale of assets, merger, acquisition or combination, we have agreed to issue to it a warrant to purchase an additional 2,500,000 shares of our common stock for $.25 per share, and to pay it a percentage of the gross value of the proceeds received by us equal to 5% of the first $1,000,000 of gross proceeds, plus 4% of gross proceeds between $1,000,001 and $2,000,000, plus 3% of gross proceeds between 2,000,001 and $3,000,000, plus 2% of any gross proceeds greater than $3,000,000. The Company may have to record additional stock based compensation expense related to the warrant, if it is issued, based on, among other factors, the price of the Company's common stock at the time that the warrant is issued.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits - See Exhibit Index immediately following the signature page for the Exhibits filed as part of or incorporated by reference into this Report.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the fourth quarter of 2003.

Item 14. Principal Accountants Fees and Services.

         As disclosed in "PART II, Item 8, Changes In and Disagreements With Accountants on Accounting and Financial Disclosure," commencing January 1, 2004, we have changed our independent auditors from Stonefield Josephson, Inc. to Marcum & Kliegman LLP. During our two most recent fiscal years and subsequent interim periods, there have occurred none of the "reportable events" listed in
Item 304(a)(1)(iv)(A-D) of Regulation S-B.

         During 2003 and 2002, we paid the following fees to Stonefield Josephson, Inc.:

                                                   2003             2002
-------------------------------------------- ---------------- -----------------
Audit Fees                                        $6,269             $911
Tax Fees                                           1,583                -
Other Fees                                             -                -
-------------------------------------------- ---------------- -----------------
                                                  $7,852             $911
-------------------------------------------- ---------------- -----------------

         We do not have an audit committee. Our Board of Directors approves the engagement of an accountant to render all audit and non-audit services prior to the engagement of the accountant based upon a proposal by the accountant of estimated fees and scope of the engagement. Our Board of Director's has received the written disclosure and the letter from Marcum & Kliegman LLP required by Independence Standards Board Standard No. 1, as currently in effect, and has discussed with Marcum & Kliegman LLP their independence.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ADSOUTH PARTNERS, INC.

                                            /s/ JOHN P. ACUNTO
                                            ------------------
                                     By     John P. Acunto
                                            Chief Executive Officer, Director

                                     Date:  March 12, 2004

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            /s/ JOHN P. ACUNTO
                                            ------------------
                                     By     John P. Acunto
                                            Chief Executive Officer, Director

                                     Date:  March 12, 2004


                                            /s/ ANGELA E. ACUNTO
                                            --------------------
                                     By     Angela E. Acunto
                                            Officer

                                     Date:  March 12, 2004


                                            /s/ GARY J. HOHMAN
                                            ------------------
                                     By     Gary J. Hohman
                                            President

                                     Date:  March 12, 2004

Adsouth Partners, Inc.
Index to Exhibits

Exhibit

Number       Exhibit Description

------------ -------------------------------------------------------------------
(1)          Share Exchange Agreement Between The Tiger Fund, Inc., Zenith
             Technology, Inc., John Acunto and Angela Acunto, dated
             January 4, 2004.
(3) (i)      Articles of Incorporation
(3) (ii)     By-laws
(21)         Subsidiaries of the Registrant

(10)         Management Consulting Agreement with Strategy Partners, LLC- Filed as an exhibit to the Company's Registration Statement on Form S-8
             (File No. 333-112896) and incorporated herein by reference
31.1)        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2)        Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)       Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)       Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99.1)       Financial Statements of Adsouth Partners, Inc.
(99.2)       Financial Statements of Adsouth Florida
(99.3)       Pro Forma Combined Financial Statements of Adsouth Partners, Inc.
             (the Registrant) and Adsouth Florida

EXHIBIT (1)

                            SHARE EXCHANGE AGREEMENT

This Share Exchange Agreement (the "Agreement") is made effective as of January 4, 2004, by and between The Tiger Fund, Inc., a Maryland corporation, with its principle offices at 2600 Michelson Drive, 17th Floor, Irvine, California 92612, ("Tiger"), Zenith Technology, Inc, a Nevada corporation, with its principal offices at 2600 Michelson Drive, 17th Floor, Irvine, California 92612 (referred to herein as "Zenith" or "Buyer"), and John Acunto and Angela Acunto (referred to collectively herein as "Seller"), adult individuals residing in Palm Beach County, Florida and together the owners of 100% of the issued and outstanding capital stock of Adsouth, Inc., a Florida corporation, ("Adsouth"), with offices located at 299 West Camino Gardens Drive, Suite 200 Boca Raton, Florida 33432 (Tiger, Buyer and Seller hereinafter collectively referred to as the "Parties").

RECITALS

Seller desires to sell, and Buyer desires to acquire and own, 10,000 shares of common stock (the "Acquired Company Shares") of Adsouth, which constitutes 100.0% of the total issued and outstanding shares of capital stock of Adsouth for the consideration and on the terms set forth below in this Agreement. As full consideration for receiving the Acquired Company Shares from Seller, Tiger irrevocably agrees to sell, and Seller desires to accept from Tiger, 28,000,000 shares of common stock of Buyer, which constitutes 53.67% of the total issued and outstanding shares of capital stock of Buyer.

Tiger, a closed end management investment company which is in the business of providing growth capital and managerial assistance to its portfolio companies and currently owns 41,501,098 shares of Zenith ("Zenith Ownership"), a portfolio company of Tiger, where such Zenith Ownership constitutes 79.55% of the total issued and outstanding common stock of Zenith, wishes to effectuate the transaction between Buyer and Seller by issuing 28,000,000 shares of Zenith from its Zenith Ownership to Seller. Tiger further has entered into or will have entered into a separate investment agreement with the Acquired Company at the Closing of this transaction, pursuant to which (subject to the mutual agreement of the Parties) it will invest up to one million dollars ($1,000,000) over the next 12 months in exchange for its receipt of additional equity of the Acquired Company.

The Parties intend that the exchange of shares as contemplated by this Agreement shall be accomplished without registration under the Securities Act of 1933, as amended (the "Securities Act"), and without registration or qualification under the securities laws of any state or other jurisdiction in reliance on exemptions from the registration requirements of the Securities Act, including without limitation to Section 4(2) of the Securities Act, provided, however, that except as expressly otherwise provided in this Agreement, nothing in this Agreement shall act or be construed as a limitation on the Buyer's right to sell any of the securities to be acquired pursuant to this Agreement.


                              EXHIBIT (1) - Page 1

         THEREFORE, in consideration of the mutual promises and covenants set forth below and for other good and valuable consideration, the receipt and sufficiency of which the Parties acknowledge by their signatures below, the Parties, intending to be legally bound, hereby agree as follows:

                                    AGREEMENT

         1.1 DEFINITIONS - For purposes of this Agreement, the following terms have the meanings specified or referred to in this Section 1:

"Acquired Company"--Adsouth, and any and all other financial interests of or relating to Adsouth conducted and owned under the name of Adsouth.

"Acquired Company Shares"--Ten Thousand (10,000) shares of Adsouth, Inc., which, following the Closing as set forth herein, will represent 100% of the total issued and outstanding capital stock of Adsouth, Inc.

"Applicable Contract"--any Contract (a) under which the Acquired Company has any rights, (b) under which the Acquired Company is or may become subject to any obligation or liability, or (c) by which the Acquired Company or any of the assets or properties owned or used by it is or may become bound.

"Best Efforts"--the efforts that a commercially prudent Person desirous of achieving a result would use in similar circumstances to ensure that such result is achieved as expeditiously as possible provided, however, that an obligation to use Best Efforts under this Agreement does not require the Person subject to that obligation to take actions that would result in a Materially adverse change in the benefits to such Person of this Agreement and the Contemplated Transactions.

"Breach"--a "Breach" of a representation, warranty, covenant, obligation, or other provision of this Agreement or any instrument delivered pursuant to this Agreement will be deemed to have occurred if there is or has been any Material inaccuracy in or Material breach of, or any Material failure to perform or comply with, such representation, warranty, covenant, obligation, or other provision and the defaulting Party shall have failed to cure (or obtan the written waiver of the non-defaulting Party of) such Breach within seven calendar days of receipt of written notice of such Breach from the non-defaulting Party.

"Buyer"--as defined in the first paragraph of this Agreement.

"Closing"--as defined in Section 2.2 hereof.

"Closing Date"--the date and time as of which the Closing actually takes place.

"Company"--Acquired Company.


                              EXHIBIT (1) - Page 2

"Consent"--any approval, consent, ratification, waiver, or other authorization (including any Governmental Authorization).

"Contemplated Transactions"--all of the transactions contemplated by this Agreement, including but not limited to:

              (a) the transfer of the Acquired Company Shares by Seller to
                  Buyer;

              (b) the transfer by Tiger to the Seller of 28,000,000 shares of common stock of the Buyer;

"Contract"--any agreement, contract, obligation, promise, arrangement, understanding or undertaking (whether the same may be written or oral, contingent or absolute, and express or implied) that is legally binding.

"Damages"--as defined in Section 10.2.

"Encumbrance"--any charge, claim, community property interest, condition, equitable interest, lien, option, pledge, security interest, right of first refusal, restriction or encumbrance of any kind, including any restriction or limitation on use, voting, transfer, receipt of income, or exercise of any other attribute of ownership.

"Facilities"--any real property, leaseholds, or other interests currently or formerly owned or operated by the Acquired Company and any buildings, plants, structures, fixtures, or equipment (including motor vehicles, tank cars, and rolling stock) currently or formerly owned or operated by the Acquired Company.

"GAAP"--generally accepted United States accounting principles, applied on a basis consistent with the basis on which the Balance Sheet and the other financial statements referred to in Section 3.4(b) were prepared.

"Governmental Authorization"--any approval, consent, license, permit, waiver, or other authorization issued, granted, given, or otherwise made available by or under the authority of any Governmental Body or pursuant to any Legal Requirement.

"Governmental Body"--any:

         (a) nation, state, county, city, town, village, district, or other jurisdiction of any nature;

         (b) any federal, state, local, municipal, or foreign government, and any agency or instrumentality thereof;

         (c) governmental or quasi-governmental authority of any nature (including any governmental agency, branch, department, official, or entity and any court or other tribunal); and/or


                              EXHIBIT (1) - Page 3

         (d) body exercising, or entitled to exercise, any administrative, executive, judicial, legislative, police, regulatory, or taxing authority or power of any nature.

"IRC"--the Internal Revenue Code of 1986 or any successor law, and regulations issued by the IRS pursuant to the Internal Revenue Code or any successor law.

"Knowledge"--an individual will be deemed to have "Knowledge" of a particular fact or other matter if:

         (a) such individual is actually aware of such fact or other matter;

         (b) such individual has in his or her possession or custody, any document, instrument, file, record, computer medium or other item which, if reviewed by such individual would provide such individual with actual awareness of such fact or other matter; or

         (c) a prudent individual could be expected to discover or otherwise become aware of such fact or other matter in the course of conducting a reasonably comprehensive investigation concerning the existence of such fact or other matter.

A Person (other than an individual) will be deemed to have "Knowledge" of a particular fact or other matter if any individual who is serving, or who has at any time served, as a director, officer, shareholder, employee, partner, executor, or trustee of such Person (or in any similar capacity) has, or at any time had, Knowledge of such fact or other matter.

"Legal Requirement"-- any requirement of a Governmental Body as set forth in or decreed pursuant to any administrative order, constitution, law, ordinance, principle of common law, regulation, statute, or treaty implementing or subsequently modifying any such requirement.

"Material"--a fact, occurrence or circumstance shall be deemed "Material" as to any matter if it has a significant or substantial impact on the determination of such matter.

"Ordinary Course of Business"--an action taken by a Person will be deemed to have been taken in the "Ordinary Course of Business" only if:

(a) such action is consistent with the past practices of such Person and is taken in the ordinary course of the normal day-to-day operations of such Person;

(b) such action is not required to be authorized by the board of directors of such Person (or by any Person or group of Persons exercising similar authority) and is not required to be specifically authorized by the shareholders of such Person; and

(c) such action is similar in nature and magnitude to actions customarily taken, without any authorization by the board of directors (or by any Person or group of Persons exercising similar authority), in the ordinary course of the normal day-to-day operations of other Persons that are in the same line of business as such Person.


                              EXHIBIT (1) - Page 4

"Order"--any award, decision, injunction, judgment, order, ruling, subpoena, or verdict entered, issued, made, or rendered by any court, administrative agency, or other Governmental Body or by any arbitrator.

"Organizational Documents"--(a) the articles or certificate of incorporation and the bylaws of a corporation; (b) the partnership agreement and any statement of partnership of a general partnership; (c) the limited partnership agreement and the certificate of limited partnership of a limited partnership; (d) any charter or similar document adopted or filed in connection with the creation, formation, or organization of a Person; and (e) any amendment to any of the foregoing.

"Person"--any individual, corporation (including any non-profit corporation), general or limited partnership, limited liability company, joint venture, estate, trust, association, organization, labor union, or other entity or Governmental Body.

"Proceeding"--any action, arbitration, audit, hearing, investigation, litigation, or suit (whether civil, criminal, administrative, investigative, or informal) commenced, brought, conducted, or heard by or before, or otherwise involving, any Governmental Body or arbitrator.

"Related Person"--with respect to a particular individual means:

         (a) each other member of such individual's Family;

         (b) any Person in which such individual or members of such individual's Family hold (individually or in the aggregate) a Material Interest, and

         (c) any Person with respect to which such individual or one or more members of such individual's Family serves as a director, officer, partner, executor, or trustee (or in a similar capacity); and

             with respect to a specified Person other than an individual:

         (a) any Person that directly or indirectly controls, is directly or indirectly controlled by, or is directly or indirectly under common control with such specified Person;

         (b) any Person that holds a Material Interest in such specified Person;

         (c) each Person that serves as a director, officer, partner, executor, or trustee of such specified Person (or in a similar capacity);

         (d) any Person in which such specified Person holds a Material
Interest;

         (e) any Person with respect to which such specified Person serves as a general partner or a trustee (or in a similar capacity); and

         (f) any Related Person of any individual described in clause (b) or
(c).

For purposes of this definition, the "Family" of an individual includes:

                (i) the individual;


                              EXHIBIT (1) - Page 5

                (ii)     the individual's spouse

                (iii) any other natural person who is related to the individual or the individual's spouse within the second degree; and

                (iv) any other natural person who resides with such individual; and

"Material Interest" means direct or indirect beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of voting securities or other voting interests representing at least 10% of the outstanding voting power of a Person or equity securities or other equity interests representing at least 10% of the outstanding equity securities or equity interests in a Person.

"Representative"--with respect to a particular Person, any director, officer, employee, agent, consultant, advisor, or other representative of such Person, including legal counsel, accountants, and financial advisors.

"Securities Act"--the Securities Act of 1933 or any successor law, and regulations and rules issued pursuant to that Act or any successor law.

"Seller"--as defined in the first paragraph of this Agreement.

"Shares"--as defined in the Recitals of this Agreement.

"Tax Return"--any return (including any information return), report, statement, schedule, notice, form, or other document or information filed with or submitted to, or required to be filed with or submitted to, any Governmental Body in connection with the determination, assessment, collection, or payment of any Tax or in connection with the administration, implementation, or enforcement of or compliance with any Legal Requirement relating to any Tax.

"Threatened"--a claim, Proceeding, dispute, action, or other matter will be deemed to have been "Threatened" if any demand or statement has been made (orally or in writing) or any notice has been given (orally or in writing), or if any other event has occurred or any other circumstances exist, that would lead a prudent Person to conclude that such a claim, Proceeding, dispute, action, or other matter is likely to be asserted, commenced, taken, or otherwise pursued in the future.

2.       SHARE EXCHANGE; CLOSING.

         2.1 SHARE EXCHANGE By their execution of this Agreement, Buyer hereby irrevocably agrees to accept and hold ten thousand (10,000) shares of Adsouth, Inc. owned by Seller, in full consideration for which Tiger hereby irrevocably agrees to sell, transfer and convey to Seller twenty eight million (28,000,000) shares of common stock of Zenith Technology, Inc., subject to and in accordance with the terms and conditions herein contained. Such Acquired Company Shares, once delivered to Buyer as set forth herein, shall be validly issued, fully paid and non-assessable, and free and clear of any Encumbrance of any kind or nature.

         2.2 CLOSING - the Parties agree that the Closing shall take place on or about January 4, 2004, at the offices of Seller at 299 West Camino Gardens Drive, Suite 200, Boca Raton, Florida


                              EXHIBIT (1) - Page 6

33432 at 4:00 p.m. Eastern Standard Time, or at such other time or place as the Parties may mutually agree. Subject to the provisions of Section 9 below, the failure to consummate the share exchange provided for in this Agreement on the date and at the time determined above will not result in the termination of this Agreement and will not relieve any Party(ies) of any obligation(s) under this Agreement.

         2.3 CLOSING OBLIGATIONS - At the Closing:

              (a) Seller shall deliver to Buyer a stock certificate or certificates, endorsed in favor of Buyer or Buyer's designee(s), evidencing its ownership of 10,000 validly-issued Acquired Company Shares; and

              (b) Tiger shall deliver to Seller a stock certificate or certificates endorsed in favor of Seller or Seller's designee(s), evidencing their ownership of an aggregate of 28,000,000 shares of the restricted common stock of Buyer; and

              (c) Buyer shall deliver to Seller a resolution of the Board of Directors of Buyer authorizing the nomination of John Acunto as Chairman of the Board and CEO of Buyer.

3. REPRESENTATIONS AND WARRANTIES OF SELLER - Seller represents and warrants to Buyer and Tiger, to the best of Seller's Knowledge, as follows:

         3.1 ORGANIZATION AND GOOD STANDING

              (a) The Acquired Company is a corporation duly organized, validly existing, and in good standing under the laws of Florida, with full corporate power and authority to conduct its business as it is now being conducted in the State of Florida, to own or use the properties and assets that it purports to own or use, and to perform all its obligations under Applicable Contracts.

              (b) Seller has delivered to Buyer copies of the Organizational Documents of the Acquired Company, as currently in effect, and such other documents or instruments pertaining to the formation and capitalization of the Company as the Buyer shall have requested prior to the Closing.

         3.2 AUTHORITY; NO CONFLICT

              (a) Upon the execution and delivery by Seller of the Certificates representing the Acquired Company Shares and an original executed copy of this Agreement, (collectively, the "Seller's Closing Documents"), the Seller's Closing Documents will constitute the legal, valid, and binding obligations of Seller, enforceable against Seller in accordance with their respective terms, except (i) as limited by applicable bankruptcy, insolvency, reorganization, moratorium, and other laws of general application affecting enforcement of creditors rights generally, (ii) as limited by


                              EXHIBIT (1) - Page 7
laws relating to the availability of specific performance, injunctive relief, or other equitable remedies, and (iii) to the extent the indemnification provisions contained in the ancillary agreements related to this Agreement may be limited by applicable federal or state securities laws. Seller has the absolute and unrestricted right, power, authority, and capacity to execute and deliver this Agreement and the Seller's Closing Documents and to perform its obligations under this Agreement and the Seller's Closing Documents.

              (b) Neither the execution and delivery of this Agreement nor the consummation or performance of any of the Contemplated Transactions will, directly or indirectly (with or without notice or lapse of time):

                   (i) contravene, conflict with, or result in a violation of
(A) any provision of the Organizational Documents of the Acquired Company, or
(B) any resolution adopted by the board of directors or the stockholders of the Acquired Company;

                   (ii) to the Knowledge of the Seller, contravene, conflict with, or result in a violation of, or give any Governmental Body or other Person the right to challenge any of the Contemplated Transactions or to exercise any remedy or obtain any relief under, any Legal Requirement or any Order to which the Acquired Company or Seller, or any of the assets owned or used by the Acquired Company, may be subject;

                   (iii) to the Knowledge of the Seller, contravene, conflict with, or result in a violation of any of the terms or requirements of, or give any Governmental Body the right to revoke, withdraw, suspend, cancel, terminate, or modify, any Governmental Authorization that is held by the Acquired Company or that otherwise relates to the business of, or any of the assets owned or used by, the Acquired Company;

                   (iv) to the Knowledge of Seller, contravene, conflict with, or result in a violation or breach of any provision of, or give any Person the right to declare a default or exercise any remedy under, or to accelerate the maturity or performance of, or to cancel, terminate, or modify, any Material Applicable Contract;

                   (v) cause any of the assets owned by the Acquired Company to be reassessed or revalued by any taxing authority or other Governmental Body;

                   (vi) cause Tiger, Buyer or the Acquired Company to become subject to, or to become liable for the payment of, any Tax;

                   (vii) to the Knowledge of Seller, result in the imposition or creation of any Encumbrance upon or with respect to any of the Material assets owned or used by the Acquired Company except in the cases of clauses (i) through
(v), where such violation, conflict, breach, default or encumbrance would not have a Material adverse effect on Seller; and

                   (viii) to the knowledge of Seller, neither Seller nor the Acquired Company is or will be required to give any notice to or obtain any Consent from any Person in connection with the execution and delivery of this Agreement or the consummation or performance of any of the Contemplated Transactions, except in the case where the failure to obtain such consent would not have a Material adverse effect on Seller.


                              EXHIBIT (1) - Page 8

         3.3 CAPITALIZATION - The total issued and outstanding shares of common stock of the Acquired Company consists of: (a) ten thousand shares of common stock, $1.00 par value. Seller is and will be on the Closing Date the record and beneficial owner and holder of the Acquired Company Shares, free and clear of all Encumbrances. All of the outstanding shares of the Acquired Company have been duly authorized and validly issued and are fully paid and non-assessable. There are no Contracts relating to the issuance, sale, or transfer of any shares or other securities of the Acquired Company. To the best of Seller's Knowledge, none of the outstanding shares or other securities of the Acquired Company was issued in violation of the Securities Act or any other Legal Requirement. The Acquired Company does not own, or have any Contract to acquire, any shares or other securities of any Person (other than the Acquired Company)

         3.4 FINANCIAL STATEMENTS - Sellers have delivered to Buyer: (a) monthly unaudited banks statements, client invoices and other accounts payable receipts from which Buyer has reasonably concluded that the Acquired company has revenues as stated by Seller for the fourth quarter of 2003. The Parties agree that for purposes of adequately performing the Contemplated Transactions, Seller will at Seller's cost submit the unaudited financial statements of the Acquired Company for the months July 2003 through December 31, 2003 to its accounting firm in order that the general ledger, trial balances and other calculations and reclassifications can be performed in order that financial statements including a balance sheet, income statement and changes to stockholder's equity can be prepared as of the completion of the calendar year 2003 of the Acquired Company in accordance with GAAP and GAAS requirements. Seller agrees and covenants to Buyer that no later than January 31, 2003 will Seller produce submit its financial statements prepared by its accountant to the Buyer's independent certified public accounting firm in order that an audit may be performed on the Acquired Company and audited consolidated balance sheets, consolidated statements of income and changes to stockholder's equity for the fiscal year 2003 may be prepared in compliance with Item 3-05 of Regulation S-X. Such financial statements and notes, when prepared, will fairly present the financial condition and the results of operations, and changes in stockholders' equity of the Acquired Company as at the respective dates of and for the periods referred to in such financial statements, subject, in the case of interim financial statements, to normal recurring year-end adjustments (the effect of which will not, individually or in the aggregate, be Materially adverse). Seller represents that the revenues from clients of the Acquired Company as depicted in the bank statements shown to Buyer is factually correct and no Material adverse change will be discovered by the accounting firm of Seller or in the audit performed by Buyer's independent certified public accountants.

         3.5 BOOKS AND RECORDS - In all Material respects, the books of account, and stock record books of the Acquired Company, all of which have been made available to Buyer, are complete and correct. The minute books of the Acquired Company are accurate as to corporate action reflected therein. At the Closing, all of those books and records will be in the possession of the Acquired Company.

         3.6 NO UNDISCLOSED LIABILITIES - To the Knowledge of Seller, the Acquired Company does not have and will not have at Closing, any liabilities or obligations of any Material nature. It is expressly agreed to between the Parties that any liabilities will be payable in installments over a period not to exceed 180 days from the Closing Date and no interest shall accrue.


                              EXHIBIT (1) - Page 9

         3.7 TAX MATTERS - For the purposes of this Agreement, "Taxes" means all federal, state, local, and foreign taxes, and other assessments of a similar nature (whether imposed directly or through withholding), including any interest, additions to tax, or penalties applicable thereto imposed by any tax authority including, without limitation, liability imposed pursuant to Treasury Regulation Section 1.1502-6 (or any similar provision of state, local or foreign law) which may be imposed upon an entity as a transferee or successor.

                   (i) To the best of Seller's Knowledge, Adsouth and any combined, consolidated, unitary or affiliated group of which Adsouth has been a member prior to the Closing Date have timely filed, or have had timely filed on their behalf, or will timely file or cause to be timely filed, all Tax returns required by applicable law to be filed by any of them prior to or as of the Closing Date. All such Tax returns and amendments thereto are or will be true, complete and correct in all Material respects. Adsouth has established (and until the Closing Date will maintain) on its books and records reserves adequate to pay all Taxes not yet due and payable.

                   (ii) To the best of Seller's Knowledge, Adsouth has paid, or where payment is not yet due, has established, or will establish or cause to be established on or before the Closing Date, an adequate reserve for the payment of all Taxes due with respect to any period ending prior to or as of the Closing Date.

                   (iii) To the best of Seller's Knowledge, no audit is pending with respect to any Tax returns filed by, or Taxes due from, Adsouth. No deficiency or adjustment for any Taxes has been proposed, asserted, or assessed against Adsouth. There are no Material liens for Taxes upon the assets of Adsouth, except for statutory liens for current Taxes not yet due and those being contested in good faith.

                   (iv) Adsouth was incorporated on October 31, 2003 and does not have, and has never had, an ownership interest in any other entity including, without limitation, a corporate subsidiary, general or limited partnership, limited liability company, general or limited partnership or joint venture, nor has Adsouth entered into any Contract pursuant to which it is obligated to serve as, or acquire any equity ownership interest in, any of the foregoing (except as otherwise disclosed to Buyer in writing prior to the Closing Date).

         3.7 NO MATERIAL ADVERSE CHANGE At the Date of Closing there will not have been any Material adverse change in the business, operations, properties, prospects, assets, or condition of the Acquired Company, and no event has occurred or circumstance exists that may result in such a Material adverse change after the effective date of this Agreement. Seller represents that the revenues from clients of the Acquired Company as depicted in the bank statements shown o Buyer is factually correct and no Material adverse change will be discovered by the accounting firm of Seller or in the audit performed by Buyer's independent certified public accountants.

         3.8 LEGAL PROCEEDINGS; ORDERS

         3.8 (a) Except as otherwise disclosed to Buyer in writing prior to the Closing Date, there is no pending Proceeding:


                              EXHIBIT (1) - Page 10

                   (i) that has been commenced by or against the Acquired Company or that otherwise relates to or may affect the business of, or any of the assets owned or used by, the Acquired Company; or

                   (ii) to the Knowledge of Seller, (1) no such Proceeding has been Threatened, and (2) no event has occurred or circumstance exists that may give rise to or serve as a basis for the commencement of any such Proceeding. Seller has delivered to Buyer copies of all pleadings, correspondence, and other documents relating to each Proceeding;

              (b) Except as otherwise disclosed to Buyer in writing prior to the Closing Date and to the Knowledge of Seller:

                   (i) there is no Order to which the Acquired Company, or any of the assets owned or used by the Acquired Company, is subject;

                   (ii) Seller is not subject to any Order that relates to the business of, or any of the assets owned or used by, the Acquired Company; and

                   (iii) no officer, director, agent, or employee of the Acquired Company is subject to any Order that prohibits such officer, director, agent, or employee from engaging in or continuing any conduct, activity, or practice relating to the business of the Acquired Company.

         3.9 ABSENCE OF CERTAIN CHANGES AND EVENTS - Except as otherwise disclosed to Buyer in writing prior to the Closing Date the Acquired Company has conducted its business only in the Ordinary Course of Business and there has not been any:

              (a) change in the Acquired Company's authorized or issued capital stock; grant of any stock option or right to purchase shares of capital stock of the Acquired Company; issuance of any security convertible into or exchangeable for such capital stock; grant of any registration rights; purchase, redemption, retirement, or other acquisition by the Acquired Company of any shares of any such capital stock; or declaration or payment of any dividend or other distribution or payment in respect of shares of capital stock;

              (b) amendment to the Organizational Documents of the Acquired Company;

              (c) except in the Ordinary Course of Business, payment or increase by the Acquired Company of any bonuses, salaries, or other compensation to any stockholder, director, officer, employee or entry into any employment, severance, or similar Contract with any director or officer;

              (d) adoption of, or increase in the payments to or benefits under, any profit sharing, bonus, deferred compensation, savings, insurance, pension, retirement, or other employee benefit plan for or with any employees of the Acquired Company;

              (e) damage to or destruction or loss of any asset or property of the Acquired Company, whether or not covered by insurance, Materially and adversely affecting the properties, assets, business, financial condition, or prospects of the Acquired Company, taken as a whole;


                              EXHIBIT (1) - Page 11

              (f) sale (other than sales of inventory in the Ordinary Course of Business), lease, or other disposition of any asset or property of the Acquired Company or mortgage, pledge, or imposition of any lien or other encumbrance on any Material asset or property of the Acquired Company, including the sale, lease, or other disposition of any of the Intellectual Property Assets;

              (g) cancellation or waiver of any claims or rights with a value to the Acquired Company in excess of $20,000;

              (h) Contract, whether oral or written, by the Acquired Company to do any of the foregoing.

         3.10 CONTRACTS OF ACQUIRED COMPANY; NO DEFAULTS

              (a) Seller has furnished Buyer a complete and accurate list, as it relates to the Acquired Company, and Seller has delivered to Buyer true and complete copies, of:

                   (i) each Applicable Contract that involves performance of services or delivery of goods or Materials by the Acquired Company of an amount or value in excess of Fifteen Thousand Dollars ($15,000.00);

                   (ii) each other Applicable Contract (other than standard software licenses) with respect to patents, trademarks, copyrights, or other intellectual property, including agreements with current or former employees, consultants, or contractors regarding the appropriation or the non-disclosure of any of the Intellectual Property Assets;

                   (iii) each joint venture, partnership, and other Applicable Contract (however named, but excluding employee compensation arrangements) involving a sharing of profits, losses, costs, or liabilities by the Acquired Company with any other Person;

                   (iv) each Applicable Contract providing for payments to or by any Person based on sales, purchases, or profits, other than direct payments for goods;

                   (v) each power of attorney that is currently effective and outstanding from or to the Acquired Company;

                   (vi) each Applicable Contract to the Knowledge of Seller entered into other than in the Ordinary Course of Business that contains or provides for an express undertaking by the Acquired Company to be responsible for consequential damages;

                   (vii) each Applicable Contract for capital expenditures in excess of Fifteen Thousand Dollars ($15,000.00);

                   (viii) which amendment, supplement, and modification (whether oral or written) in respect of any of the foregoing.

         (b Except as otherwise disclosed to Buyer in writing prior to the Closing Date and to the Knowledge of Seller:


                              EXHIBIT (1) - Page 12

                   (i) no Seller (and no Related Person of any Seller) has or may acquire any rights under, and neither Seller has or may become subject to any obligation or liability under, any Contract that relates to the business of, or any of the assets owned or used by, the Acquired Company; and

                   (ii) no officer, director, agent, employee, consultant, or contractor of the Acquired Company is bound by any Contract that purports to limit the ability of such officer, director, agent, employee, consultant, or contractor to (A) engage in or continue any conduct, activity, or practice relating to the business of the Acquired Company, or (B) assign to the Acquired Company or to any other Person any rights to any invention, improvement, or discovery.

         3.11 EMPLOYEES - Seller has furnished a list of the following information for each employee or director of the Acquired Company: name, job title, current compensation paid or payable and vacation accrued.

         3.14 CERTAIN PAYMENTS - Except as otherwise disclosed to Buyer in writing prior to the Closing Date, since the Acquired Company's inception, to the Knowledge of Seller, neither the Acquired Company or any director, officer, agent, or employee of the Acquired Company, has directly or indirectly (a) made any contribution, gift, bribe, rebate, payoff, influence payment, kickback, or other payment to any Person, private or public, regardless of form, whether in money, property, or services (i) to obtain favorable treatment in securing business, (ii) to pay for favorable treatment for business secured, (iii) to obtain special concessions or for special concessions already obtained, for or in respect of the Acquired Company, or (iv) in violation of any Legal Requirement, or (b) established or maintained any fund or asset that has not been recorded in the books and records of the Acquired Company. Neither the Seller nor the Company has violated any provision of the Foreign Corrupt Practices Act, or similar Governmental Requirement.

         3.15 DISCLOSURE

              (a) To the Knowledge of Seller, no representation or warranty of Seller in this Agreement and no statement otherwise provided in writing to Buyer by Seller omits to state a Material fact necessary to make the statements herein or therein, in light of the circumstances in which they were made, not misleading.

              (a) There is no fact actually known to Seller that has specific application to Seller or the Acquired Company (other than general economic or industry conditions) and that Materially adversely affects or, as far as either Seller can reasonably foresee, Materially threatens, the assets, business, prospects, financial condition, or results of operations of the Acquired Company (on a consolidated basis) that has not been set forth in this Agreement.

              (c) Seller shall not be deemed to have made to Buyer or Tiger any representations or warranties other than as expressly made by Seller in this Agreement, and in any of the agreements executed in connection herewith. Except as expressly set forth herein or in any other agreement, certificate, instrument or other document executed in connection with this Agreement, Seller makes no representations or warranties to Buyer with respect to any projections, estimates or budgets heretofore delivered to or made available to Buyer of future revenues, future expenses or future results of operations, or any other information or documents, financial or otherwise, made available to Buyer with respect to the Company.


                              EXHIBIT (1) - Page 13

4. REPRESENTATIONS AND WARRANTIES OF BUYER AND TIGER - Buyer and Tiger each, severally and not jointly, represent and warrant to Seller as follows:

         4.1 ORGANIZATION AND GOOD STANDING - Buyer is a corporation duly organized, validly existing, and in good standing under the laws of the State of Nevada. Buyer has delivered to Seller copies of the Organizational Documents of Buyer, as currently in effect.

         4.2 AUTHORITY; NO CONFLICT

              (a) This Agreement constitutes the legal, valid, and binding obligation of Buyer, enforceable against Buyer in accordance with its terms, except (i) as limited by applicable bankruptcy, insolvency, reorganization, moratorium, and other laws of general application affecting enforcement of creditors rights generally, (ii) as limited by laws relating to the availability of specific performance, injunctive relief, or other equitable remedies, and
(iii) to the extent the indemnification provisions contained in the ancillary agreements related to this Agreements may be limited by applicable federal or state securities laws. Buyer's Closing Obligations will constitute the legal, valid, and binding obligations of Buyer, enforceable against Buyer in accordance with their respective terms, except (i) as limited by applicable bankruptcy, insolvency, reorganization, moratorium, and other laws of general application affecting enforcement of creditors rights generally, (ii) as limited by laws relating to the availability of specific performance, injunctive relief, or other equitable remedies, and (iii) to the extent the indemnification provisions contained in the ancillary agreements related to this Agreements may be limited by applicable federal or state securities laws. Buyer has the absolute and unrestricted right, power, and authority to execute and deliver this Agreement and Buyer's Closing Documents and to perform its obligations under this Agreement and Buyer's Closing Documents.

              (b) Neither the execution and delivery of this Agreement by Buyer and Tiger nor the consummation or performance of any of the Contemplated Transactions by Buyer and Tiger will give any Person the right to prevent, delay, or otherwise interfere with any of the Contemplated Transactions pursuant to:

                   (i) any provision of Buyer's or Tiger's Organizational Documents;

                   (ii) any resolution adopted by the board of directors or the stockholders of Buyer or Tiger;

                   (iii) any Legal Requirement or Order to which Buyer or Tiger may be subject, including Buyer's Offering Circulars;

                   (iv) any Contract to which Buyer or Tiger is a Party, or by which Buyer or Tiger may be bound.

except in the cases of clauses (i) through (iv), where such failure or delay would not have a Material adverse effect.


                              EXHIBIT (1) - Page 14

         4.3 INVESTMENT INTENT - Buyer is acquiring the Acquired Company Shares for its own account and not with a view to their distribution within the meaning of Section 2(11) of the Securities Act.

         4.4 CERTAIN PROCEEDINGS - There is no pending Proceeding that has been commenced against Buyer and that challenges, or may have the effect of preventing, delaying, making illegal, or otherwise interfering with, any of the Contemplated Transactions. To Buyer's Knowledge, no such Proceeding has been Threatened.

         4.5 MISREPRESENTATIONS AND OMISSIONS - None of the Buyer's filings with the Securities and Exchange Commission (the "SEC Filings") contain any Material misstatement of facts or omit to state a Material fact necessary to make the statements in the SEC Filings, in light of circumstances in which they were made, not misleading as of the date of the SEC Filings and as of the date hereof.

         4.6. TITLE TO SHARES OF BUYER - Tiger is and will be on the Closing Date the record and beneficial owner and holder of the Shares of Buyer to be delivered to Seller as contemplated herein, free and clear of all Encumbrances. All of the outstanding shares of the Acquired Company have been duly authorized and validly issued and are fully paid and non-assessable.

5.       COVENANTS OF SELLER PRIOR TO CLOSING DATE

         5.1 ACCESS AND INVESTIGATION - Subject to the confidentiality provisions of Section 11.5 hereof and upon prior written notice to Seller, between the date of this Agreement and the Closing Date, Seller will, and will cause the Acquired Company to, (a) afford Buyer and its Representatives and prospective lenders and their Representatives (collectively, "Buyer's Advisors") full and free access to the Acquired Company's personnel, properties, contracts, books and records, and other documents and data, (b) furnish Buyer and Buyer's Advisors with copies of all such contracts, books and records, and other existing documents and data as Buyer may reasonably request, and (c) furnish Buyer and Buyer's Advisors with such additional financial, operating, and other data and information as Buyer may reasonably request.

         5.2 OPERATION OF THE BUSINESSES OF THE ACQUIRED COMPANY - Between the date of this Agreement and the Closing Date, Seller will, and will cause the Acquired Company to:

              (a) conduct the business of such Acquired Company only in the Ordinary Course of Business;

              (b) use its Best Efforts to preserve intact the current business organization of such Acquired Company, keep available the services of certain officers, employees, and agents of such Acquired Company, and maintain the relations and good will with suppliers, customers, landlords, creditors, employees, agents, and others having business relationships with such Acquired Company;

              (c) confer with Buyer concerning operational matters of a Material nature; and


                              EXHIBIT (1) - Page 15

              (d) otherwise report periodically to Buyer concerning the status of the business, operations, and finances of such Acquired Company.

         5.3 REQUIRED APPROVALS - As promptly as practicable after the date of this Agreement, Seller will, and will cause the Acquired Company to, make all filings required by Legal Requirements to be made by them in order to consummate the Contemplated Transactions. Between the date of this Agreement and the Closing Date, Seller will, and will cause the Acquired Company to, (a) cooperate with Buyer with respect to all filings that Buyer elects to make or is required by Legal Requirements to make in connection with the Contemplated Transactions.

         5.4 NOTIFICATION - Between the date of this Agreement and the Closing Date, Seller will promptly notify Buyer in writing if Seller becomes aware of any fact or condition that causes or constitutes a Breach of any of Seller's representations and warranties as of the date of this Agreement, or if Seller becomes aware of the occurrence after the date of this Agreement of any fact or condition that would (except as expressly contemplated by this Agreement) cause or constitute a Breach of any such representation or warranty had such representation or warranty been made as of the time of occurrence or discovery of such fact or condition. During the same period, Seller will promptly notify Buyer of the occurrence of any Breach of any covenant of Seller in this Section 5 or of the occurrence of any event that may make the satisfaction of the conditions in Section 7 impossible or unlikely.

         5.5 PAYMENT OF INDEBTEDNESS BY RELATED PERSONS - Except as expressly provided for in this Agreement, Seller will cause all indebtedness owed to the Acquired Company by Seller or any Related Person of Seller to be paid in full prior to Closing.

         5.6 NO NEGOTIATION - Until such time, if any, as this Agreement is terminated pursuant to Section 9, Seller will not, and will cause the Acquired Company and each of their Representatives not to, directly or indirectly solicit, initiate, or encourage any inquiries or proposals from, discuss or negotiate with, provide any non-public information to, or consider the merits of any unsolicited inquiries or proposals from, any Person (other than Buyer) relating to any transaction involving the sale of the business or assets (other than in the Ordinary Course of Business) of the Acquired Company, or any of the capital stock of the Acquired Company, or any merger, consolidation, business combination, or similar transaction involving the Acquired Company.

         5.7 BEST EFFORTS - Between the date of this Agreement and the Closing Date, Seller will use its Best Efforts to cause the conditions in Sections 7 and 8 to be satisfied.

6.       COVENANTS OF BUYER PRIOR TO CLOSING DATE

         6.1 APPROVALS OF GOVERNMENTAL BODIES - As promptly as practicable after the date of this Agreement, Buyer will, and will cause each of its Related Persons to, make all filings required by Legal Requirements to be made by them to consummate the Contemplated Transactions. Between the date of this Agreement and the Closing Date, Buyer will, and will cause each Related Person to, cooperate with Seller with respect to all filings that Seller is required by Legal Requirements to make in connection with the Contemplated Transactions, and
(ii) cooperate with Seller in obtaining all consents and (iii) cooperate with Seller in all reasonable manner in


                              EXHIBIT (1) - Page 16
connection with such due diligence as Seller deems necessary and appropriate in connection with Buyer, this Agreement, and the Contemplated Transactions; provided that this Agreement will not require Buyer to dispose of or make any change in any portion of its business or to incur any other burden to obtain a Governmental Authorization.

         6.2 BEST EFFORTS - Except as set forth in Section 6.1, between the date of this Agreement and the Closing Date, Buyer will use its Best Efforts to cause the conditions in Sections 7 and 8 to be satisfied.

7. CONDITIONS PRECEDENT TO BUYER'S OBLIGATION TO CLOSE - Buyer's obligation to purchase the Shares and to take the other actions required to be taken by Buyer at the Closing is subject to the satisfaction, at or prior to the Closing, of each of the following conditions (any of which may be waived by Buyer, in whole or in part):

         7.1 ACCURACY OF REPRESENTATIONS

              (a) All of Seller's representations and warranties in this Agreement (considered collectively), and each of these representations and warranties (considered individually), must have been accurate in all Material respects as of the date of this Agreement, and must be accurate in all Material respects as of the Closing Date as if made on the Closing Date.

              (b) There has been no Material adverse change in the business, operations or results of operations of the Acquired Company, other than as disclosed in this Agreement.

         7.2 SELLER'S PERFORMANCE - All of the covenants and obligations that Seller is required to perform or to comply with pursuant to this Agreement at or prior to the Closing (considered collectively), and each of these covenants and obligations (considered individually), must have been duly performed and complied with in all Material respects.

         7.3 NO PROCEEDINGS - Since the date of this Agreement, there must not have been commenced or Threatened against Seller, or against any Person affiliated with Seller, any Proceeding (a) involving any challenge to, or seeking damages or other relief in connection with, any of the Contemplated Transactions, or (b) that may have the effect of preventing, delaying, making illegal, or otherwise interfering with any of the Contemplated Transactions.

         7.4 NO CLAIM REGARDING STOCK OWNERSHIP OR SALE PROCEEDS - There must not have been made or Threatened by any Person any claim asserting that such Person (a) is the holder or the beneficial owner of, or has the right to acquire or to obtain beneficial ownership of, any stock of, or any other voting, equity, or ownership interest in, any of the Acquired Company, or (b) is entitled to all or any portion of the Purchase Price payable for the Shares.

         7.5 NO PROHIBITION - Neither the consummation nor the performance of any of the Contemplated Transactions will, directly or indirectly (with or without notice or lapse of time), Materially contravene, or conflict with, or result in a Material violation of, or cause Buyer or any Person affiliated with Buyer to suffer any Material adverse consequence under, (a) any applicable


                              EXHIBIT (1) - Page 17

Legal Requirement or Order, or (b) any Legal Requirement or Order that has been published, introduced, or otherwise proposed by or before any Governmental Body.

         7.6 BUYER'S DUE DILIGENCE - Buyer will commence its financial and legal due diligence investigation of the Acquired Company upon the signing of this Agreement and Buyer's satisfactory completion of a due diligence investigation relating to the business of the Acquired Company and Buyer's satisfaction is condition precedent to its obligations pursuant to the Contemplated Transactions.

8. CONDITIONS PRECEDENT TO SELLER'S OBLIGATION TO CLOSE - Seller's obligation to sell the Acquired Company Shares and to take the other actions required to be taken by Seller at the Closing is subject to the satisfaction, at or prior to the Closing, of each of the following conditions (any of which may be waived by Seller, in whole or in part):

         8.1 ACCURACY OF REPRESENTATIONS - All of Buyer's and Tiger's representations and warranties in this Agreement (considered collectively), and each of these representations and warranties (considered individually), must have been accurate in all Material respects as of the date of this Agreement and must be accurate in all Material respects as of the Closing Date as if made on the Closing Date.

         8.2 BUYER'S PERFORMANCE - All of the covenants and obligations that Buyer is required to perform or to comply with pursuant to this Agreement at or prior to the Closing (considered collectively), and each of these covenants and obligations (considered individually), must have been performed and complied with in all Material respects.

         8.3 NO PROCEEDINGS - Since the date of this Agreement, there must not have been commenced or Threatened against Seller, or against any Person affiliated with Seller, any Proceeding (a) involving any challenge to, or seeking damages or other relief in connection with, any of the Contemplated Transactions, or (b) that may have the effect of preventing, delaying, making illegal, or otherwise interfering with any of the Contemplated Transactions.

         8.4 NO PROHIBITION- Neither the consummation nor the performance of any of the Contemplated Transactions will, directly or indirectly (with or without notice or lapse of time), Materially contravene, or conflict with, or result in a Material violation of, or cause Buyer or any Person affiliated with Buyer to suffer any Material adverse consequence under, (a) any applicable Legal Requirement or Order, or (b) any Legal Requirement or Order that has been published, introduced, or otherwise proposed by or before any Governmental Body.

9.       TERMINATION

         9.1 TERMINATION EVENTS - This Agreement may, by notice given prior to or at the Closing, be terminated:

              (a) by either Buyer or Seller if a Material Breach of any Material provision of this Agreement has been committed by the other Party and such Breach has not been waived;

                   (i) by Buyer if any of the conditions in Section 7 has not been satisfied as of the Closing Date or if satisfaction of such a condition is or becomes impossible (other than through the


                              EXHIBIT (1) - Page 18
failure of Buyer to comply with its obligations under this Agreement) and Buyer has not waived such condition on or before the Closing Date; or (ii) by Seller, if any of the conditions in Section 8 has not been satisfied of the Closing Date or if satisfaction of such a condition is or becomes impossible (other than through the failure of Seller to comply with its obligations under this Agreement) and Seller has not waived such condition on or before the Closing Date;

              (b) by mutual consent of the Parties;

              (c) by any Party if the Closing has not occurred (other than through the failure of any Party seeking to terminate this Agreement to comply fully with its obligations under this Agreement) on or before Friday, February 28, 2004, or such later date as the Parties may mutually agree.

         9.2 EFFECT OF TERMINATION - Each Party's right of termination under
Section 9.1 is in addition to any other rights it may have under this Agreement or otherwise, and the exercise of a right of termination will not be an election of remedies. If this Agreement is terminated pursuant to Section 9.1, all further obligations of the Parties under this Agreement will terminate, except that the obligations in Section 11.5 will survive; provided, however, that if this Agreement is terminated by a Party because of the Breach of the Agreement by the other Party or because one or more of the conditions to the terminating Party's obligations under this Agreement is not satisfied as a result of the other Party's failure to comply with its obligations under this Agreement, the terminating Party's right to pursue all legal remedies will survive such termination unimpaired.

10.      INDEMNIFICATION; REMEDIES

         10.1 SURVIVAL; RIGHT TO INDEMNIFICATION NOT AFFECTED BY KNOWLEDGE - All representations, warranties, covenants, and obligations in this Agreement, and any other certificate or document delivered pursuant to this Agreement will survive the Closing. The right to indemnification, payment of Damages or other remedy based on such representations, warranties, covenants, and obligations will not be affected by any investigation conducted with respect to, or any Knowledge acquired (or capable of being acquired) at any time, whether before or after the execution and delivery of this Agreement or the Closing Date, with respect to the accuracy or inaccuracy of or compliance with, any such representation, warranty, covenant, or obligation provided, either Party shall promptly notify the other Party of any Knowledge that such Party obtains. The waiver of any condition based on the accuracy of any representation or warranty, or on the performance of or compliance with any covenant or obligation, will not affect the right to indemnification, payment of Damages, or other remedy based on such representations, warranties, covenants, and obligations.

         10.2 INDEMNIFICATION AND PAYMENT OF DAMAGES BY SELLER- Seller will indemnify and hold harmless Buyer, the Acquired Company, and their respective Representatives, stockholders, controlling persons, and affiliates (collectively, the "Indemnified Persons") for, and will pay to the Indemnified Persons the amount of, any loss, liability, claim, damage (including incidental and consequential damages), expense (including costs of investigation and defense and reasonable attorneys' fees) or diminution of value, whether or not


                              EXHIBIT (1) - Page 19
involving a third-party claim (collectively, "Damages"), arising, directly or indirectly, from or in connection with:

              (a) any Material Breach of any Material representation or warranty made by Seller in this Agreement or any other certificate or document delivered by Seller pursuant to this Agreement,

              (b) Any Breach by Seller of any covenant or obligation of Seller in this Agreement;

The remedies provided in this Section 10.2 shall be the sole and exclusive remedies that may be available to Buyer or the other Indemnified Persons with respect to this Agreement. Any Damages shall be net of insurance proceeds or tax benefits.

         10.3 INDEMNIFICATION AND PAYMENT OF DAMAGES BY BUYER - Buyer will indemnify and hold harmless Seller, and the Acquired Company, and their respective Representatives, stockholders, controlling persons, and affiliates (collectively, the "Indemnified Persons") for, and will pay to Seller and the Acquired Company the amount of any loss, liability, claim, damage (including incidental and consequential damages), expense (including costs of investigation and defense and reasonable attorneys' fees) or diminution of value, whether or not involving a third-party claim (collectively, "Damages"), arising, directly or indirectly, from or in connection with (a) any Breach of any representation or warranty made by Buyer in this Agreement or in any certificate delivered by Buyer pursuant to this Agreement, (b) any Breach by Buyer of any covenant or obligation of Buyer in this Agreement, or (c) any claim by any Person for brokerage or finder's fees or commissions or similar payments in connection with any of the Contemplated Transactions.

         10.4 TIME LIMITATIONS - If the Closing occurs, Seller will have no liability (for indemnification or otherwise) with respect to any representation or warranty, or covenant or obligation including indemnification obligations to be performed and complied with prior to the Closing Date, unless on or before the date which is one year from the Closing Date, Buyer notifies Seller of a claim specifying the factual basis of that claim in reasonable detail to the extent then known by Buyer. If the Closing occurs, Buyer will have no liability for indemnification or otherwise with respect to any representation or warranty, or covenant or obligation to be performed and complied with prior to the Closing Date, unless on or before the date which is one year from the Closing Date, Seller notifies Buyer of a claim specifying the factual basis of that claim in reasonable detail to the extent then known by Seller.

         10.5 LIMITATIONS OF AMOUNT (SELLER) - Seller will have no liability (for indemnification or otherwise) with respect to the matters described in clause (a) or clause (b) of Section 10.2 until the total of all Damages with respect to such matters exceeds Fifty Thousand Dollars ($50,000.00) and then only for the amount by which such Damages exceed Fifty Thousand Dollars ($50,000) up to and limited to solely the market value of the Buyer's Shares received by Seller pursuant to this Agreement. Such market value is determined as of the date Buyer provides Seller with written notice of enforcing its indemnification rights available pursuant to Paragraph 10.2 hereinabove, but in no event shall the damages exceed the aggregate purchase price paid for the Acquired Company.


                              EXHIBIT (1) - Page 20

         10.6 LIMITATIONS OF AMOUNT (BUYER) - Buyer will have no liability (for indemnification or otherwise) with respect to the matters described in clause
(a) or (b) of Section 10.3 until the total of all Damages with respect to such matters exceeds Fifty Thousand Dollars ($50,000.00), and then only for the amount by which such Damages exceed Fifty Thousand Dollars ($50,000.00).

         10.7 PROCEDURE FOR INDEMNIFICATION - THIRD PARTY CLAIMS

              (a) Promptly after receipt by an indemnified Party under Section
10.2 and 10.3, of notice of the commencement of any Proceeding against it, such indemnified Party will, if a claim is to be made against an indemnifying Party under such Section, give notice to the indemnifying Party of the commencement of such claim, but the failure to notify the indemnifying Party will not relieve the indemnifying Party of any liability that it may have to any indemnified Party, except to the extent that the indemnifying Party demonstrates that the defense of such action is prejudiced or its costs are increased by the indemnifying Party's failure to give such notice.

              (b) If any Proceeding referred to in Section 10.7(a) is brought against an indemnified Party and it gives notice to the indemnifying Party of the commencement of such Proceeding, the indemnifying Party will, unless the claim involves Taxes, be entitled to participate in such Proceeding and, to the extent that it wishes (unless (i) the indemnifying Party is also a Party to such Proceeding and the indemnified Party determines in good faith that joint representation would be inappropriate, or (ii) the indemnifying Party fails to provide reasonable assurance to the indemnified Party of its financial capacity to defend such Proceeding and provide indemnification with respect to such Proceeding), to assume the defense of such Proceeding with counsel reasonably satisfactory to the indemnified Party and, after notice from the indemnifying Party to the indemnified Party of its election to assume the defense of such Proceeding, the indemnifying Party will not, as long as it diligently conducts such defense, be liable to the indemnified Party under this Section 10 for any fees of other counsel or any other expenses with respect to the defense of such Proceeding, in each case subsequently incurred by the indemnified Party in connection with the defense of such Proceeding, other than reasonable costs of investigation. If the indemnifying Party assumes the defense of a Proceeding,
(i) no compromise or settlement of such claims may be effected by the indemnifying Party without the indemnified Party's written consent unless (A) there is no finding or admission of any violation of Legal Requirements or any violation of the rights of any Person and no effect on any other claims that may be made against the indemnified Party, and (B) the sole relief provided is monetary damages that are paid in full by the indemnifying Party; and (iii) the indemnified Party will have no liability with respect to any compromise or settlement of such claims effected without its consent. If notice is given to an indemnifying Party of the commencement of any Proceeding and the indemnifying Party does not, within 10 days after the indemnified Party's notice is given, give notice to the indemnified Party of its election to assume the defense of such Proceeding, the indemnifying Party will be bound by any determination made in such Proceeding or any compromise or settlement effected by the indemnified Party.

              (c) Notwithstanding the foregoing, if an indemnified Party determines in good faith that there is a reasonable probability that a Proceeding may adversely affect it or its affiliates other than as a result of monetary damages for which it would be entitled to indemnification under this Agreement, the indemnified Party may, by notice to the indemnifying Party, assume the exclusive right to defend, compromise, or settle such Proceeding, but the indemnifying Party will


                              EXHIBIT (1) - Page 21
not be bound by any determination of a Proceeding so defended or any compromise or settlement effected without its consent (which may not be unreasonably withheld).

10.8 PROCEDURE FOR INDEMNIFICATION - OTHER CLAIMS - A claim for indemnification for any matter not involving a third-party claim may be asserted by notice to the Party from whom indemnification is sought.

11.      GENERAL PROVISIONS

11.1 EXHIBITS - This Agreement contemplates the attachment of exhibits as defined in Paragraph 2.3 hereinabove, and as otherwise referenced herein.

11.2 BROKERS OR FINDERS - Buyer has agreed to assume the obligation for brokerage or finders' fees or agents' commissions or other similar payment in connection with this Agreement. Buyer is wholly responsible for any obligation or liability, contingent or otherwise, for brokerage or finders' fees or agents commissions or other similar payment in connection with this Agreement that has been or will be incurred and will indemnify and hold Seller harmless from such payment due by or through Seller as a result of the action of Seller or of the Acquired Company.

11.3 EXPENSES - Except as otherwise expressly provided in this Agreement, each Party to this Agreement will bear its respective expenses incurred in connection with the preparation, execution, and performance of this Agreement and the Contemplated Transactions, including all fees and expenses of agents, representatives, counsel, and accountants. In the event of termination of this Agreement, the obligation of each Party to pay its own expenses will be subject to any rights of such Party arising from a breach of this Agreement by another Party.

11.4 PUBLIC ANNOUNCEMENTS - Any public announcement or similar publicity with respect to this Agreement or the Contemplated Transactions will be issued, if at all, at such time and in such manner as Buyer determines. Unless consented to by Buyer in advance or required by Legal Requirements, prior to the Closing each Party shall, and Seller shall cause the Acquired Company to, keep this Agreement strictly confidential and may not make any disclosure of this Agreement to any Person. Seller and Buyer will consult with each other concerning the means by which the Acquired Company' employees, customers, and suppliers and others having dealings with the Acquired Company will be informed of the Contemplated Transactions, and Buyer will have the right to be present for any such communication.

11.5 CONFIDENTIALITY - Between the date of this Agreement and the Closing Date, Buyer and Seller will maintain in confidence, and will cause their respective directors, officers, employees, agents, and advisors of Buyer and the Acquired Company to maintain in confidence, and not use to the detriment of another Party or the Acquired Company any written information furnished (irrespective of the forms or means of communication) by another Party or the Acquired Company in connection with this Agreement or the Contemplated Transactions, unless (a) such information is already known to such Party or to others not bound by a duty of confidentiality or such information becomes publicly available through no fault of such Party, (b) the use of such information is necessary or appropriate in making any filing or obtaining any consent or approval required for the consummation of the Contemplated Transactions, or (c) the furnishing or use of such information is required by or necessary or appropriate in connection with legal proceedings.


                              EXHIBIT (1) - Page 22

If the Contemplated Transactions are not consummated, each Party will return or destroy as much of such written information as the other Party may reasonably request but, in no event, shall such Party have the right to divulge, disseminate or otherwise use any of such written information for any purpose and, to the extent any of such information is not destroyed, such Party will continue to respect the confidentiality of such written information as fully as if this Agreement were then still in effect.

11.6 NOTICES - All notices, consents, waivers, and other communications under this Agreement must be in writing and will be deemed to have been duly given when (a) delivered by hand (with written confirmation of receipt), (b) 3 days after being sent by registered mail, return receipt requested, or (c) when received by the addressee, if sent by a nationally recognized overnight delivery service (receipt requested), in each case to the appropriate addresses set forth below (or to such other addresses as a Party may designate by notice to the other Parties):

         Seller:                    John and Angela Acunto
                                    299 West Camino Gardens, Suite 200
                                    Boca Raton, Florida 33432

         Attention:                 John Acunto, Jr.

         Facsimile No.:             (561) 750-0420


         Buyer:                     Zenith Technology, Inc.
                                    Attn:  Tim Williams
                                    2600 Michelson Drive, 17th Floor
                                    Irvine, California 92612

         Facsimile No.:             (949) 852-3589


         Tiger:                     The Tiger Fund, Inc.
                                    Attn:  Tim Williams
                                    2600 Michelson Drive, 17th Floor
                                    Irvine, California 92612

         Facsimile No.:             (949) 852-3589


         11.16 Governing Law; Venue. This Agreement shall be governed by and construed in accordance with the internal laws of the State of California applicable to the performance and enforcement of contracts made within such state, without giving effect to the law of conflicts of laws applied thereby. In the event that any dispute shall occur between the parties arising out of or resulting from the construction, interpretation, enforcement or any other aspect of this Agreement, the Parties hereby agree to accept the exclusive jurisdiction of the Courts of the State of California


                              EXHIBIT (1) - Page 23
sitting in and for the County of Orange. In the event any Party shall be forced to bring any legal action to protect or defend its rights hereunder, then the prevailing Party or Parties in such proceeding shall be entitled to reimbursement from the non-prevailing Party or Parties of all fees, costs and other expenses (including, without limitation, the reasonable expenses of its attorneys) in bringing or defending against such action.

11.7 FURTHER ASSURANCES - The Parties agree (a) to furnish upon request to each other such further information, (b) to execute and deliver to each other such other documents, and (c) to do such other acts and things, all as the other Party may reasonably request for the purpose of carrying out the intent of this Agreement and the documents referred to in this Agreement.

11.8 WAIVER - The rights and remedies of the Parties to this Agreement are cumulative and not alternative. Neither the failure nor any delay by any Party in exercising any right, power, or privilege under this Agreement or the documents referred to in this Agreement will operate as a waiver of such right, power, or privilege, and no single or partial exercise of any such right, power, or privilege will preclude any other or further exercise of such right, power, or privilege or the exercise of any other right, power, or privilege. To the maximum extent permitted by applicable law, (a) no claim or right arising out of this Agreement or the documents referred to in this Agreement can be discharged by one Party, in whole or in part, by a waiver or renunciation of the claim or right unless in writing signed by the other Party; (b) no waiver that may be given by a Party will be applicable except in the specific instance for which it is given; and (c) no notice to or demand on one Party will be deemed to be a waiver of any obligation of such Party or of the right of the Party giving such notice or demand to take further action without notice or demand as provided in this Agreement or the documents referred to in this Agreement.

11.9 ENTIRE AGREEMENT AND MODIFICATION - This Agreement supersedes all prior agreements between the Parties with respect to its subject matter and constitutes (along with the documents referred to in this Agreement) a complete and exclusive statement of the terms of the agreement between the Parties with respect to its subject matter. This Agreement may not be amended except by a written agreement executed by all Parties to this Agreement.

11.10 ASSIGNMENTS, SUCCESSORS, AND NO THIRD-PARTY RIGHTS - Neither Party may assign any of its rights under this Agreement without the prior written consent of the other Parties, which will not be unreasonably withheld, except that Buyer may assign any of its rights under this Agreement to any Subsidiary of Buyer provided Buyer shall continue to be liable for the performance of all its obligations hereunder. Subject to the preceding sentence, this Agreement will apply to, be binding in all respects upon, and inure to the benefit of the successors and permitted assigns of the Parties. Nothing expressed or referred to in this Agreement will be construed to give any Person other than the Parties to this Agreement any legal or equitable right, remedy, or claim under or with respect to this Agreement or any provision of this Agreement. This Agreement and all of its provisions and conditions are for the sole and exclusive benefit of the Parties to this Agreement and their successors and assigns.

11.11 SEVERABILITY - If any provision of this Agreement is held invalid or unenforceable by any court of competent jurisdiction, the other provisions of this Agreement will


                              EXHIBIT (1) - Page 24
remain in full force and effect. Any provision of this Agreement held invalid or unenforceable only in part or degree will remain in full force and effect to the extent not held invalid or unenforceable.

11.12 SECTION HEADINGS, CONSTRUCTION - The headings of Sections in this Agreement are provided for convenience only and will not affect its construction or interpretation. All references to "Section" or "Sections" refer to the corresponding Section or Sections of this Agreement. All words used in this Agreement will be construed to be of such gender or number as the circumstances require. Unless otherwise expressly provided, the word "including" does not limit the preceding words or terms.

11.13 TIME OF ESSENCE - With regard to all dates and time periods set forth or referred to in this Agreement, time is of the essence.

11.14 SPECIFIC PERFORMANCE - The Parties hereby acknowledge and agree that money damages may not be an adequate remedy for breach of any of the provisions of this Agreement, and that each such Party shall be entitled, in its sole discretion, to apply to any court of competent jurisdiction authorized herein for specific performance or injunctive relief in order to enforce, or prevent any violation of, the provisions of this Agreement. Such equitable relief shall be cumulative, and in addition to any other remedies at law which the parties may have hereunder.

11.15 COUNTERPARTS; FACSIMILES - This Agreement may be executed in one or more counterparts, each of which will be deemed to be an original copy of this Agreement and all of which, when taken together, will be deemed to constitute one and the same agreement. Facsimiles bearing original signatures shall be acceptable to the Parties for all purposes to represent an original signature on such facsimile.

         IN WITNESS WHEREOF, the Parties have executed, or caused to be executed, and delivered this Agreement as of the date first written above.

TIGER:                                       SELLER:
-----                                        ------

THE TIGER FUND, INC.


By:  ___________________________             By:
     Tim N. Williams                         Name:   John P. Acunto
     Chairman of the Board & CEO

                                             By:
                                             Name:  Angela E. Acunto




                              EXHIBIT (1) - Page 25

BUYER:                                       ACQUIRED COMPANY:
-----                                        ----------------

ZENITH TECHNOLOGY, INC.                      ADSOUTH, INC.




By: ___________________________              By:
    Tim N. Williams                          Name:   John P. Acunto
    Chairman of the Board & CEO              Title:   Chairman of the Board, CEO




                              EXHIBIT (1) - Page 26

EXHIBIT (21)

                             ADSOUTH PARTNERS, INC.
                         SUBSIDIARIES OF THE REGISTRANT

Company                                            State of Incorporation
-------------------------------------------------- -----------------------------
Adsouth Florida                                    Florida




                             EXHIBIT (21) - Page 1

EXHIBIT (31.1)

                             ADSOUTH PARTNERS, INC.
                SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

                            CHIEF EXECUTIVE OFFICER

I, John P. Acunto, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Adsouth Partners, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as the end of the period prior to the filing date of this annual report (the "Evaluation Date"); and

          c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d. Disclosed in this report any changes in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):


                            EXHIBIT (31.1) - Page 1

          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

                                              Date: March 12, 2004

                                                    /s/ JOHN P. ACUNTO

                                                    John P. Acunto
                                                    Chief Executive Officer
                                                    Adsouth Partners, Inc.




                            EXHIBIT (31.1) - Page 2

EXHIBIT (31.2)

                             ADSOUTH PARTNERS, INC.
                SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

                            CHIEF ACCOUNTING OFFICER

I, John P. Acunto, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Adsouth Partners, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of the end of the period prior to the filing date of this annual report (the "Evaluation Date"); and

          c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d. Disclosed in this report any changes in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):


                            EXHIBIT (31.2) - Page 1

          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

                                              Date: March 12, 2004

                                                    /s/ JOHN P. ACUNTO

                                                    John P. Acunto
                                                    Chief Accounting Officer
                                                    Adsouth Partners, Inc.




                            EXHIBIT (31.2) - Page 2

EXHIBIT (32.1)

                             ADSOUTH PARTNERS, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

                            CHIEF EXECUTIVE OFFICER

         In connection with this annual report on Form 10-KSB of Adsouth Partners, Inc. for the year ended December 31, 2003, I, John P. Acunto, Chairman and Chief Executive Officer of Adsouth Partners, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

         1. this Form 10-KSB for the year ended December 31, 2003 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. the information contained in this Form 10-KSB for the year ended December 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of Adsouth Partners, Inc..

                                          Date: March 12, 2004

                                                /s/ JOHN P. ACUNTO

                                                John P. Acunto
                                                Chief Executive Officer
                                                Adsouth Partners, Inc.




                            EXHIBIT (32.1) - Page 1

EXHIBIT (32.2)

                             ADSOUTH PARTNERS, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

                            CHIEF ACCOUNTING OFFICER

         In connection with this annual report on Form 10-KSB of Adsouth Partners, Inc. for the year ended December 31, 2003, I, John P. Acunto, Chairman and Chief Executive Officer of Adsouth Partners, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

         1. this Form 10-KSB for the year ended December 31, 2003 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. the information contained in this Form 10-KSB for the year ended December 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of Adsouth Partners, Inc..

                                          Date: March 12, 2004

                                                /s/ JOHN P. ACUNTO

                                                John P. Acunto
                                                Chief Accounting Officer
                                                Adsouth Partners, Inc.




                            EXHIBIT (32.2) - Page 1

Exhibit (99.1)

The following exhibit comprises the Adsouth Partners, Inc. (formerly Zenith Technology, Inc.) Financial Statements and Supplementary Data as specified by
Item 7 of Part II of Form 10-KSB.




                            EXHIBIT (99.1) - Page 1

                             ZENITH TECHNOLOGY, INC.

                            2003 FINANCIAL STATEMENTS




                            EXHIBIT (99.1) - Page 2

ZENITH TECHNOLOGY, INC.
INDEPENDENT AUDITORS' REPORT

To the Stockholders
Zenith Technology, Inc.

We have audited the accompanying balance sheet of Zenith Technology, Inc. (the "Company") as of December 31, 2003, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zenith Technology, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum & Kliegman LLP

New York, New York
February 25, 2004


                            EXHIBIT (99.1) - Page 3

ZENITH TECHNOLOGY, INC.
INDEPENDENT AUDITORS REPORT

To the Stockholders
Zenith Technology, Inc.

We have audited the accompanying statement of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2002of Zenith Technology, Inc. (the "Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the result of operations and cash flows of Zenith Technology, Inc. for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses from operations and has had negative cash flows from operations, and has no working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result form the outcome of this certainty.

/s/ Stonefield Josephson, Inc.


Santa Monica, California
April 22, 2003


                            EXHIBIT (99.1) - Page 4

ZENITH TECHNOLOGY, INC.
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,                           2003        2002
----------------------------------------------------   ----------- ------------

REVENUES                                               $        -  $        80
COST OF REVENUES
----------------------------------------------------   ----------- ------------
GROSS LOSS                                                      -          (83)
----------------------------------------------------   ----------- ------------
OPERATING EXPENSES:
   General and administrative expense                      29,672         (121)
   Non cash stock based compensation expense               40,000            -
----------------------------------------------------   ----------- ------------
      Total operating expenses                             69,672         (121)
----------------------------------------------------   ----------- ------------
OPERATING (LOSS) INCOME                                   (69,672)          38
   Interest expense                                             -          (63)
   Interest income, related party                             139            -
----------------------------------------------------   ----------- ------------
NET LOSS                                                  (69,533)         (25)
----------------------------------------------------   ----------- ------------

Basic and diluted loss per common share                    ($0.00)      ($0.00)
----------------------------------------------------   ----------- ------------

Weighted average number of common shares outstanding   43,345,729   28,693,683
----------------------------------------------------   ----------- ------------

The accompanying notes are an integral part of these financial statements.


                            EXHIBIT (99.1) - Page 5

ZENITH TECHNOLOGY, INC.
BALANCE SHEET
AS OF DECEMBER 31, 2003
--------------------------------------------------------------------------------

ASSETS
TOTAL ASSETS                                                    $            -
-------------------------------------------------------------   ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Total liabilities                                                            -
-------------------------------------------------------------   ---------------

STOCKHOLDERS' EQUITY
Common stock, $.0001 par value; 100,000,000 shares
 authorized, 52,170,464 issued and outstanding                  $        5,217
Additional paid-in capital                                             927,932
Deferred compensation - related party                                 (783,000)
Note receivable - stockholder                                          (19,616)
Accumulated deficit                                                   (130,533)
-------------------------------------------------------------   ---------------
Total stockholders' equity                                                   -
-------------------------------------------------------------   ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $            -
-------------------------------------------------------------   ---------------

The accompanying notes are an integral part of these financial statements.


                            EXHIBIT (99.1) - Page 6

ZENITH TECHNOLOGY, INC.
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,                           2003        2002
----------------------------------------------------   ----------- ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $  (69,533) $       (25)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Non cash stock based compensation expense                  40,000            -
Changes in assets and  liabilities:
Interest receivable from stockholder                         (139)           -
Accounts receivable                                             -           83
Accounts payable                                           29,672            -
----------------------------------------------------   ----------- ------------
Net cash provided by operating activities                       -           58
----------------------------------------------------   ----------- ------------

CASH FLOWS USED IN FINANCING ACTIVITIES:
Payments to Prime Companies, Inc.                               -          (58)
----------------------------------------------------   ----------- ------------
Net change in cash                                              -            -
Cash - Beginning of period                                      -            -
----------------------------------------------------   ----------- ------------
Cash - End of period                                   $        -  $         -
----------------------------------------------------   ----------- ------------

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                 $        -            -
----------------------------------------------------   ----------- ------------
Cash paid for income taxes                             $        -            -
----------------------------------------------------   ----------- ------------

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosure of Non Cash Investing and Financing Activities

During 2003, the Tiger Fund, Inc. arranged for payment on the Company's behalf $14,846 of legal fees, $7,626 of auditing fees, and provided the Company with office space valued at $7,200. In addition, the Tiger Fund, Inc. arranged for the repayment of $11,000 in amounts we owed to Prime Companies, who was a controlling shareholder until December 20, 2002. As of December 31, 2003, the Tiger Fund, Inc. contributed all such amounts to the Company's paid-in capital.

The accompanying notes are an integral part of these financial statements.


                            EXHIBIT (99.1) - Page 7

ZENITH TECHNOLOGY, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2003
------------------------------------------------------------------------------------------------------------------------------------

                                                                        Additional   Deferred        Note
                                                      Common Stock        Paid-in  Compensation-  Receivable-  Accumu-
                                                  ---------------------                                         lated
                                                    Shares     Amount     Capital  Related Party  Stockholder  Deficit      Total
------------------------------------------------- ---------- ----------   -------  -------------  -----------  -------   -----------

Balance at January 1, 2002                        28,693,683  $   2,869  $ 47,131   $         -    $       -  $ (60,975) $  (10,975)
Net loss                                                   -          -         -             -            -        (25)        (25)
------------------------------------------------- ---------- ----------   -------  -------------  -----------  --------- -----------
Balance at December 31, 2002                      28,693,683      2,869    47,131             -            -    (61,000)    (11,000)
Expenses and debts paid by stockholder                     -          -    40,672             -            -          -      40,672
Shares returned to Company by principal
 stockholder                                      (5,217,000)      (522)        -             -            -          -        (522)
Stock issued for services - related party          5,217,000        522   783,000      (783,000)           -          -         522
Stock issued for services                          4,000,000        400    39,600             -            -          -      40,000
Stock issued for note receivable - related
 party                                            19,476,781      1,948    17,529             -      (19,477)         -           -
Interest on stock issued for note receivable               -          -         -             -         (139)         -        (139)
Net loss                                                   -          -         -             -            -    (69,533)    (69,533)
------------------------------------------------- ---------- ----------   -------  -------------  -----------  --------- -----------
Balance at December 31, 2003                      52,170,464  $   5,217  $927,932   $  (783,000)   $ (19,616) $(130,533)          -
------------------------------------------------- ---------- ----------   -------  -------------  -----------  --------- -----------

The accompanying notes are an integral part of these financial statements.


                            EXHIBIT (99.1) - Page 8

ZENITH TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1: Summary of Significant Accounting Policies

Organization

Zenith Technology, Inc. (the "Company" or the "Registrant") is a publicly held Nevada corporation organized on December 2, 1998.

Changes in Control

On December 20, 2002, Prime Companies, Inc. ("Prime Companies") and Tiger Fund
(TM), Inc. (the "Tiger Fund") entered into a stock purchase agreement, (the "Tiger Fund Stock Purchase Agreement") pursuant to which Prime Companies sold 25,824,317 shares of the Company's common stock, par value $.0001 (the "Common Stock") they owned to the Tiger Fund for $90,000 cash. The shares of Common Stock purchased by the Tiger Fund constituted 90% of the Company's total issued and outstanding shares of Common Stock as of December 20, 2002 giving it control of the Company. On May 9, 2003, the Company's Board of Directors authorized Tiger Fund's purchase of an additional 19,476,781 shares of Common Stock upon their issuance of a $19,477 promissory note to the Company. The Tiger Fund is an Irvine, California based business development company whose strategy for its investment in the Company is to introduce and merge the Company with a viable, revenue generating and potentially profitable private business (see Note 5).

Nature of Operations

During 2003 and 2002 the Company was not an operating company and had negligible activity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes using the asset and liability approach. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, management does not expect to be realized. As of December 31, 2003, the Company has net operating loss carry-forwards approximating $131,000. Pursuant to section 382 of the Internal Revenue Code, utilization of these losses may be limited upon a substantial change in the Company's ownership (see Note 5).


                            EXHIBIT (99.1) - Page 9

ZENITH TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Basic and Diluted Loss Per Share

Basic and diluted per share results for 2003 and 2002 were computed based on the net loss allocated to the common stock for the respective periods. The weighted average number of shares of common stock outstanding during the period was used in the calculation of basic loss per share. In accordance with FAS 128, "Earnings Per Share," the weighted average number of shares of common stock used in the calculation of diluted per share amounts is adjusted for the dilutive effects of potential common shares including, (i) the assumed exercise of stock options based on the treasury stock method; and (i) the assumed conversion of convertible preferred stock only if an entity records earnings from continuing operations, as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations. As a result of the Company recording a loss in both 2003 and 2002, the average number of common shares used in the calculation of basic and diluted loss per share are identical.

Stock Options and Similar Equity Instruments

As of December 31, 2003, the Company has not issued any stock options, or similar instruments, to its employees. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," allows for the option of recording stock options to employees using Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" while disclosing the effects, on a pro forma basis, of using SFAS No. 123 in the footnotes to the financial statements. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. In December 2003, the FASB issued Interpretation No. 46(R) ("FIN 46R") which revised certain provisions of FIN 46. Publicly reporting entities that are small business issuers must apply FIN 46R to all entities subject to FIN 46R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for a calendar year enterprise) The effective date includes those entities to which FIN 46 had previously been applied. However, prior to the application of FIN 46R, a public entity that is a small business issuer shall apply FIN 46 or FIN 46R to those entities that are considered special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003 (as of December 31, 2003 for a calendar year


                            EXHIBIT (99.1) - Page 10

ZENITH TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

enterprise). The Company does not expect the adoption of FIN 46 or FIN 46(R) to have a material effect on its consolidated financial position or results of operations.

In April 2003, SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") was issued. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003.

During 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150") was issued. SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain cases). The provisions of SFAS 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of July 1, 2003. On October 29, 2003, the FASB voted to indefinitely defer the effective date of SFAS 150 for mandatorily redeemable instruments as they relate to minority interests in consolidated finite-lived entities through the issuance of FASB Staff Position 150-3.

In December 2003, a revision of SFAS 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued, revising disclosures about pension plans and other post retirements benefits plans and requiring additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.

The Company expects that the adoption of the new statements will not have a significant impact on its financial statements.

Note 2: Related Party Transactions

Expenses and Debts Arranged for Payment by the Tiger Fund

During 2003, the Tiger Fund arranged for payment on the Company's behalf $14,846 of legal fees, $7,626 of auditing fees, and provided the Company with office space valued at $7,200. In addition, the Tiger Fund arranged for repayment of $11,000 in amounts the Company owed to Prime Companies, who was a controlling shareholder until December 20, 2002. As of December 31, 2003, the Tiger Fund contributed all such amounts to the Company's paid-in capital.

Management Consulting Agreement with Strategy Partners, LLC

On December 22, 2003, the Company entered into a management consulting agreement with a related party, Strategy Partners, LLC ("Strategy Partners") (the "Strategy Partners Management Agreement"). The management consulting agreement has an initial term of six months and automatically renews


                            EXHIBIT (99.1) - Page 11

ZENITH TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

for an additional six months unless cancelled within 60 days prior the end of the initial six month term.

Pursuant to the Strategy Partners Management Agreement, the Company issued 5,217,000 shares of Common Stock, valued at $783,000, such shares having been contributed by the Tiger Fund and reissued to Strategy Partners as payment for the first twelve months of their management services. These shares were subsequently registered on Form S-8. The $783,000 will be ratably expensed in 2004 and such amount is presented as a contra-equity account as of December 31, 2003. If Strategy Partners is able to assist the Company in the closing of any financing, sale of assets, merger, acquisition or combination, the Company has agreed to issue to them a warrant to purchase 2,500,000 shares of Common Stock for $.25 per share and to pay them a percentage of the gross value of proceeds received by the Company equal to 5% of the first $1,000,000 of gross proceeds, plus 4% of gross proceeds between $1,000,001 and $2,000,000, plus 3% of gross proceeds between 2,000,001 and $3,000,000, plus 2% of gross proceeds greater than $3,000,000. The Company may have to record additional stock based compensation expense related to the warrant, if it is issued, based on, among other factors, the price of the Company's common stock at the time that the warrant is issued.

Note Receivable from Tiger Fund

On May 9, 2003, the Company's Board of Directors authorized Tiger Fund's purchase of an additional 19,476,781 shares of Common Stock upon their issuance of a $19,477 promissory note to the Company, subsequent to which, the Tiger Fund owned the maximum number of shares permitted by the Tiger Fund Stock Purchase Agreement. The note accrues interest annually at a rate equal to the 90 day treasury rate published in the Wall Street Journal on January 1st of each year, an effective rate of 1% at December 31, 2003, with all principal and interest due in forty-eight (48) months. The Company has recorded $139 of interest income for 2003.

Note 3: Capital Stock

Common Stock

As of December 31, 2003, the authorized number of shares of common stock, par value $0.0001, is 100,000,000 shares of which 52,170,464 shares are issued and outstanding (see Note 5).

On April 25, 2003, the Company compensated a management consultant by issuing him 4,000,000 shares of Common Stock which were subsequently registered on Form S-8. The fair value of the shares granted to the consultant was $40,000, which was expensed during 2003 as a non cash stock based compensation expense.

Pursuant to the Strategy Partners Management Agreement (see Note 2), on December 22, 2003 the Company authorized the issuance of 5,217,000 shares of Common Stock valued at approximately $.15 per share to Strategy Partners as payment for the first twelve months of their management consulting services. These shares have a fair value of $783,000 which is presented in the


                            EXHIBIT (99.1) - Page 12

ZENITH TECHNOLOGY, INC. NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

stockholders' equity section of the financial statements as deferred compensation which will be expensed ratably over 2004. The Strategy Partners Management Agreement has an initial term of six months with an automatic six month extension. In the event that the Strategy Partners Management Agreement was cancelled with notice prior to the automatic six month renewal date, any remaining balance in the deferred compensation would be expensed at such cancellation date.

Note 4: Stock Options

During 2003, the Company adopted two stock options plans, the "Management Incentive Plan", which provided for the issuance of options to purchase up to 5,000,000 shares of common stock, and the "Stock Incentive Plan" providing for the issuance of options to purchase up to 250,000 shares of common stock, as defined under the Plans (see Note 5.). On May 9, 2003, the Company's Board of Directors authorized additional shares of stock to be available under the Stock Incentive Plan bringing the total amount of shares available to 13,099,220. In 2003, no stock options were granted under these Plans, however, in 2003 stock grants of 4,000,000 and 5,217,000 (see Note 3.) were made pursuant to the Stock Incentive Plan.

Note 5. Subsequent Events

Preliminary Information Statement

The Company filed a preliminary information statement dated January 28, 2004 on Form 14C pursuant to which Company is notifying its shareholders that it's Board of Directors have approved the following:

        * The change in the name of the Company from Zenith Technology, Inc. to Adsouth Partners, Inc.

        * The increase in authorized shares of Common Stock from 100,000,000 shares to 500,000,000 shares.

        * The authorization of 5,000,000 shares of preferred stock of which 3,500,000 shares of preferred stock have been designated as the Series A Convertible Preferred Stock. Each share of the Series A Preferred Stock may be converted into 100 shares of Common Stock upon any "change of control" of the Company.

        * The amendment and restatement of the Company's Management Incentive Plan and Stock Incentive Plan to reflect the Company's name change and to increase the number of shares available for grant under the plans to 15,000,000 under the Stock Incentive Plan and 5,617,046 under the Management Incentive Plan. No issuances of stock options have been made pursuant to the amended plans as of February 25, 2004.


                            EXHIBIT (99.1) - Page 13

ZENITH TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Adsouth Acquisition

On January 4, 2004, the Company, the Tiger Fund, Adsouth, Inc., John P. Acunto and Angela E. Acunto entered into a share exchange transaction, pursuant to which the Tiger Fund transferred 28,000,000 shares of Common Stock it owned to the two shareholders of Adsouth, Inc, Mr. John P. Acunto and Ms. Angela E. Acunto who issued 100% of their equity ownership in Adsouth, Inc. to the Company (the "Adsouth Acquisition"). Upon the completion of the Adsouth Acquisition, control of the Company had changed whereby, Mr. John P. Acunto and Ms. Angela Acunto owned 53.67%, the Tiger Fund owned 23.16% and Strategy Partners owned 9.99% of the total issued and outstanding Common Stock, respectively.

Because the Adsouth Acquisition resulted in its former owners gaining control of the Company, the transaction will be accounted for as a reverse acquisition. Effective with the acquisition date, our balance sheet will include the assets and liabilities of Adsouth, Inc. and our equity accounts will be recapitalized to reflect the net equity of Adsouth, Inc. In addition, effective with the acquisition date, and for all reporting periods thereafter, our operating activities, including the prior comparative period, will include only those of Adsouth, Inc. However the transaction was consummated on January 4, 2004, subsequent to the date of the Company's 2003 fiscal year end and as such, the December 31, 2003 financial statements of Zenith do not include any of the accounts or operations of Adsouth, Inc.

The following pro forma unaudited results assume that the Adsouth Acquisition had occurred on July 8, 2003, the date of inception of Adsouth, Inc.

For the Year Ended December 31, 2003              Historical        Pro Forma
----------------------------------------------  --------------    -------------

Revenues                                        $           -     $    789,456
==============================================  ==============    =============

Operating (loss) income                         $     (69,672)    $    385,258
==============================================  ==============    =============

(Loss) income before pro forma income taxes     $     (69,672)    $    385,258
Pro forma income taxes                                      -          149,395
----------------------------------------------  --------------    -------------
Net (loss) income                               $     (69,672)    $    235,863
==============================================  ==============    =============

Weighted average shares outstanding                43,345,729       43,345,729
==============================================  ==============    =============

Net (loss) income per share                            ($0.00)           $0.01
==============================================  ==============    =============


                            EXHIBIT (99.1) - Page 14

ZENITH TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Tiger Fund Equity Investment

Pursuant to the Adsouth acquisition, the Tiger Fund has committed to provide the Company with a total of $1 million in equity funding during 2004. As of February 25, 2004, the Tiger Fund has provided the Company with approximately $260,000 of such funds. For the $1,000,000 investment, the Tiger Fund will receive a warrant to purchase 2,000,000 shares of Common Stock at $1 per share.




                            EXHIBIT (99.1) - Page 15

Exhibit (99.2)

The following exhibit comprises the Adsouth, Inc. Financial Statements as specified by Item 7 of Part II of Form 10-KSB.




                            EXHIBIT (99.2) - Page 1

                                  ADSOUTH, INC.

                            2003 FINANCIAL STATEMENTS




                            EXHIBIT (99.2) - Page 2

ADSOUTH, INC.
INDEPENDENT AUDITORS REPORT

To the Stockholders
Ad South, Inc.

We have audited the accompanying balance sheet of Ad South, Inc. (the "Company") as of December 31, 2003, and the related statements of income, changes in stockholders' equity, and cash flows for the period from July 8, 2003 (Date of Inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ad South, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the period from July 8, 2003 (Date of Inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum & Kliegman LLP

New York, New York
February 6, 2004


                            EXHIBIT (99.2) - Page 3

ADSOUTH, INC.
STATEMENT OF INCOME
FOR THE PERIOD FROM JULY 8, 2003 (DATE OF INCEPTION) TO
DECEMBER 31, 2003
--------------------------------------------------------------------------------

REVENUES                                                            $  789,456
--------------------------------------------------------------------------------
OPERATING EXPENSES:
   Media placement and production costs                                274,773
   Salaries, payroll taxes and contract labor                           64,174
   Professional fees                                                     9,775
   Selling, general and administrative expenses                         55,272
   Depreciation                                                            204
--------------------------------------------------------------------------------
      Total operating expenses                                         404,198
--------------------------------------------------------------------------------
NET INCOME                                                          $  385,258
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


                            EXHIBIT (99.2) - Page 4

ADSOUTH, INC.
BALANCE SHEET
AS OF DECEMBER 31, 2003
--------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
Cash                                                               $    15,660
--------------------------------------------------------------------------------
Total current assets                                                    15,660
--------------------------------------------------------------------------------

Property and equipment, net                                             12,889
--------------------------------------------------------------------------------

Other Assets:
Security Deposits                                                        1,000
--------------------------------------------------------------------------------
TOTAL ASSETS                                                       $    29,549
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                   $    18,100
Accrued payroll tax obligations                                          3,806
--------------------------------------------------------------------------------
Total current liabilities                                               21,906
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock, $1 par value; 10,000 shares authorized,
 issued and outstanding                                                 10,000
Additional paid-in capital                                               9,829
Accumulated deficit                                                    (12,186)
--------------------------------------------------------------------------------
Total stockholders' equity                                               7,643
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $    29,549
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


                            EXHIBIT (99.2) - Page 5

ADSOUTH, INC.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JULY 8, 2003 (DATE OF INCEPTION) TO
DECEMBER 31, 2003
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $  385,258
Adjustments to reconcile net income to net cash
 provided by operating activities:
Depreciation                                                               204
Changes in assets and liabilities:
Accounts payable                                                        18,100
Accrued payroll tax obligations                                          3,806
--------------------------------------------------------------------------------
Net cash provided by operating activities                              407,368
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                  (13,093)
Security deposits                                                      (1,000)
--------------------------------------------------------------------------------
Net cash used in investing activities                                 (14,093)
--------------------------------------------------------------------------------
CASH FLOWS USED IN FINANCING ACTIVITIES:
Shareholder distributions                                            (377,615)
--------------------------------------------------------------------------------
Net change in cash                                                     15,660
Cash - Beginning of period                                                  -
--------------------------------------------------------------------------------
Cash - End of period                                                $  15,660
--------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                              $       -
--------------------------------------------------------------------------------
Cash paid for income taxes                                          $       -
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosure of Non Cash Investing and Financing Activities

On October 31, 2003, John P. Acunto and Angela E. Acunto, the Company's founders and Chairman and Vice Chairman, donated net assets of $19,829 to the corporation as consideration for all of the Company's common stock.

The accompanying notes are an integral part of these financial statements.


                            EXHIBIT (99.2) - Page 6

ADSOUTH, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JULY 8, 2003 (DATE OF INCEPTION) TO DECEMBER 31, 2003
--------------------------------------------------------------------------------

                                                            Common Stock           Additional
                                                       -----------------------      Paid-in         Accumulated
                                                         Shares       Amount        Capital            Deficit            Total
------------------------------------------------------ ---------- ------------  ---------------   ---------------  ---------------

Balance at July 8, 2003 (date of inception)                    -   $        -      $        -       $         -      $          -
Capital contributed upon Incorporation                    10,000       10,000           9,829                 -            19,829
Shareholder return of capital and net distributions            -            -               -          (397,444)         (397,444)
Net income                                                     -            -               -           385,258           385,258
------------------------------------------------------ ---------- ------------  ---------------   ---------------  ---------------
Balance at December 31, 2003                              10,000   $   10,000      $    9,829       $   (12,186)            7,643
------------------------------------------------------ ---------- ------------  ---------------   ---------------  ---------------

The accompanying notes are an integral part of these financial statements.


                            EXHIBIT (99.2) - Page 7

ADSOUTH, INC.
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 1: Summary of Significant Accounting Policies

Nature of Operations

Adsouth, Inc. (the "Company") is a direct response marketing services company, providing clients with advertising expertise in three broad areas: a) advertising and media placement management, b) video and graphic design production and c) creative consulting services.

Basis of Presentation

Prior to its incorporation, the Company's founders and chairman and vice chairman, John P. Acunto and Angela Acunto, operated the business as sole proprietors. On October 31, 2003, the Company was incorporated in the state of Florida. The balance sheet as of December 31, 2003 represents the assets, liabilities and equity of the corporation. The statement of operations, cash flows and changes in stockholders' equity reflect the combined activity of the Company's operation's for the period during which it was a sole proprietorship (July 8, 2003 through October 31, 2003) and the period during which it was a Corporation (November 1, 2003 through December 31, 2003).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2003, the Company has no investments in cash equivalents.

Revenue Recognition

The Company derives revenue from fees earned from the placement of advertising, fees earned from the production of advertising, fees earned from creative advertising and public relations consulting. The Company's advertising services revenue is derived from billings that are earned when the media is placed, from fees earned as advertising services are performed and from production services rendered. In addition, incentive amounts may be earned based on qualitative and/or quantitative criteria. In the case of media placements, revenue is recognized as the media placements appear. During 2003, the Company was the primary obligor and carried all of the credit


                            EXHIBIT (99.2) - Page 8

ADSOUTH, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

risk for the media placements and accordingly, recorded the full amount of such billings from the media placements as revenue in accordance with Emerging Issues Task Force Issue No. 99-19. In the case of consulting and production arrangements, the revenue is recognized as the services are performed. The Company's creative consulting revenue is generally earned on a fee basis, and in certain cases incentive amounts may also be earned. As with fee arrangements in advertising, such revenue is recognized as the work is performed. Incentive amounts for advertising and marketing services are recognized upon satisfaction of the qualitative and/or quantitative criteria, as set out in the relevant client contract.

Property and Depreciation

The cost of property and equipment is depreciated generally using the straight-line method over the estimated useful lives of the related assets, which range from 5 to 7 years.

Long-lived Assets

Long-lived assets consist primarily of property and equipment. Property and equipment are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset's carrying value to determine if an impairment exists pursuant to the requirements of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of its carrying value or net realizable value.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash deposits. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2003 the Company had no amounts on deposit in excess of FDIC insured limits. For the period from July 8, 2003 through December 31, 2003, 50%, 24% and 20% of the Company's total revenues were derived from three companies. As of December 31, 2003, one of these customers, from which the Company derived 24% of its revenue during the period from July 8, 2003 through December 31, 2003, is no longer a customer.

Advertising Costs

Advertising costs are expensed as incurred and such amounts for the period from July 8, 2003 through December 31, 2003 approximated $9,900.


                            EXHIBIT (99.2) - Page 9

ADSOUTH, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

New Accounting Pronouncements

In December 2002, SFAS 148, "Accounting for Stock-Based Compensation --- Transition and Disclosure (an Amendment of SFAS 123)" ("SFAS 148") was issued. SFAS 148 provides alternative methods of transition for making a voluntary change to fair value-based accounting for stock-based compensation. Effective for interim periods beginning after December 15, 2002, SFAS 148 also requires disclosure of pro forma results on a quarterly basis as if the Company had applied the fair value recognition provisions of SFAS No. 123. This disclosure requirement did not have an impact on our consolidated results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. In December 2003, the FASB issued Interpretation No. 46(R) ("FIN 46R") which revised certain provisions of FIN 46. Publicly reporting entities that are small business issuers must apply FIN 46R to all entities subject to FIN 46R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for a calendar year enterprise) The effective date includes those entities to which FIN 46 had previously been applied. However, prior to the application of FIN 46R, a public entity that is a small business issuer shall apply FIN 46 or FIN 46R to those entities that are considered special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003 (as of December 31, 2003 for a calendar year enterprise). The Company does not expect the adoption of FIN 46 or FIN 46R to have a material effect on its consolidated financial position or results of operations.

In April 2003, SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") was issued. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003.

During 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150") was issued. SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain cases). The provisions of SFAS 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of July 1, 2003. On October 29, 2003, the FASB voted to indefinitely defer the effective date of SFAS 150 for mandatorily redeemable instruments as they relate to minority interests in consolidated finite-lived entities through the issuance of FASB Staff Position 150-3.


                            EXHIBIT (99.2) - Page 10

ADSOUTH, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

In December 2003, a revision of SFAS 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued, revising disclosures about pension plans and other post retirements benefits plans and requiring additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.

The Company expects that the adoption of the new statements will not have a significant impact on its financial statements.

Note 2: Property and Equipment

Property and equipment consist of:

Computer equipment                                                $      2,763
Equipment                                                                5,627
Furniture                                                                4,380
Computer software                                                          323
--------------------------------------------------------------------------------
                                                                        13,093
Less:  Accumulated Depreciation                                            204
--------------------------------------------------------------------------------
                                                                  $     12,889
--------------------------------------------------------------------------------

Depreciation expense totaled $204 during 2003.

Note 3: Income Taxes

As an S corporation, the Company is not subject to federal and state income tax. On January 4, 2004, the Company no longer qualifies for S-Corp. status as a result of it being acquired by Zenith Technology, Inc. (see Note 5).


Note 4: Lease Commitments

The Company leases office space pursuant to an operating lease which has an initial expiration date of September 1, 2004. The Company's rental expense for the period from July 8, 2003 through December 31, 2003 approximated $8,200.

Note 5: Subsequent Events

On January 4, 2004, pursuant to a share exchange agreement, John P. Acunto and Angela Acunto, the Company's only stockholders, exchanged 100% of their equity interest in the Company for a controlling interest in Zenith Technology, Inc., a publicly held shell company. The transaction will be accounted for as a reverse acquisition whereby Adsouth, Inc. is deemed the accounting acquirer. For accounting purposes, Adsouth, Inc. will be treated as the continuing reporting entity and reports


                            EXHIBIT (99.2) - Page 11

ADSOUTH, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

required to be filed with the Securities and Exchange Commission filed after the reverse acquisition will show financial results of Adsouth, Inc. for all periods presented. On January 15, 2004, Zenith Technology, Inc. changed its name to Adsouth Partners, Inc.




                            EXHIBIT (99.2) - Page 12

Exhibit (99.3)

The following exhibit comprises the Pro Forma Combined Financial Statements of Zenith Technology, Inc. (the Registrant) and Adsouth, Inc. as specified by Item 7 of Part II of Form 10-KSB.




                            EXHIBIT (99.3) - Page 1

                          Pro Forma Condensed Combined
                             Financial Statements of
                             Zenith Technology, Inc.
                                and Adsouth, Inc.
                 As of and for the Year Ended December 31, 2003




                            EXHIBIT (99.3) - Page 2

                             Zenith Technology, Inc.
                                       and
                                  Adsouth, Inc.

           Unaudited Pro Forma Condensed Combined Financial Statements

         The following pro forma condensed combined balance sheet as of December 31, 2003 and the pro forma condensed combined statement of operations for the year ended December 31, 2003 give effect to Zenith Technology, Inc. ("Zenith" or the "Company") reverse acquisition with Adsouth, Inc.

         The pro forma financial information is based on the historical financial statements of Zenith and Adsouth, Inc. as of December 31, 2003 and for the year ended December 31, 2003, giving effect to the reverse acquisition and the assumptions and adjustments in the accompanying notes to the pro forma condensed combined financial statements.

         The pro forma balance sheet gives effect to the reverse acquisition as if it occurred on the balance sheet date. The pro forma statement of operations for the year ended December 31, 2003 gives effect to the reverse acquisition as if it had occurred on July 8, 2003 (the inception date of the business).

         The pro forma condensed combined financial statements have been prepared by the Company's management based upon the historical financial statements of Zenith and Adsouth, Inc. These pro forma condensed combined financial statements may not be indicative of what would have occurred if the reverse acquisition had actually occurred on the indicated dates and they should not be relied upon as an indication of future results of operations.


                            EXHIBIT (99.3) - Page 3

                   Zenith Technology, Inc. and Adsouth, Inc.
             Unaudited Pro Forma Condensed Combining Balance Sheet
                            As of December 31, 2003
--------------------------------------------------------------------------------

                                                             Historical                          Pro Forma Adjustments
                                                 -------------------------------    -----------------------------------------------
                                                      Zenith                                                             Pro Forma
                                                 Technology, Inc.   Adsouth, Inc.       Debit             Credit         Combined
                                                   -------------    ------------    -------------     -------------    ------------
ASSETS
CURRENT ASSETS:
Cash                                               $          -     $    15,660     $          -       $         -          15,660
------------------------------------------------------------------------------------------------------------------------------------
Total current assets                                          -          15,660                -                 -          15,660
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                   -          12,889                -                 -          12,889
------------------------------------------------------------------------------------------------------------------------------------
Other Assets:
Security Deposits                                             -           1,000                -                 -           1,000
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                       $          -     $    29,549     $          -       $         -     $    29,549
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                   $          -     $    18,100     $          -       $         -     $    18,100
Accrued payroll tax obligations                               -           3,806                -                 -           3,806
------------------------------------------------------------------------------------------------------------------------------------
Total Current liabilities                                     -          21,906                -                 -          21,906
------------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock, at par value                                5,217          10,000           10,000  [A]            -           5,217
Additional paid-in capital                              927,932           9,829          132,719  [A]            -         805,042
Deferred compensation - related party                  (783,000)              -                -                 -        (783,000)
Note receivable - stockholder                           (19,616)              -                -                 -         (19,616)
Accumulated deficit                                    (130,533)        (12,186)               -             142,719  [A]        -
------------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                    -           7,643          142,719             142,719         7,643
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $          -     $    29,549     $    142,719            $142,719   $    29,549
------------------------------------------------------------------------------------------------------------------------------------

See notes to unaudited pro forma condensed combined financial statements.


                            EXHIBIT (99.3) - Page 4

                   Zenith Technology, Inc. and Adsouth, Inc.
        Unaudited Pro Forma Condensed Combining Statement of Operations
                      For the Year Ended December 31, 2003
--------------------------------------------------------------------------------


                                                             Historical                          Pro Forma Adjustments
                                                 -------------------------------    -----------------------------------------------
                                                      Zenith                                                             Pro Forma
                                                 Technology, Inc.   Adsouth, Inc.       Debit             Credit         Combined
                                                   -------------    ------------    -------------     -------------    ------------
REVENUES                                           $           -    $    789,456    $           -     $         -      $   789,456
------------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
   Media placement and production costs                        -         274,773                -               -          274,773
   Salaries, payroll taxes and contract labor                  -          64,174                -               -           64,174
   Professional fees                                      22,472           9,775                -          22,472  [B]       9,775
   Selling, general and administrative expenses            7,200          55,272                -           7,200  [B]      55,272
   Depreciation                                                -             204                -               -              204
   Non cash stock based compensation expense              40,000               -                           40,000  [B]           -
------------------------------------------------------------------------------------------------------------------------------------
      Total operating expenses                            69,672         404,198                -          69,672          404,198
------------------------------------------------------------------------------------------------------------------------------------
OPERATING (LOSS) INCOME                                  (69,672)        385,258                -         (69,672)         385,258
   Interest income, related party                            139               -                -             139  [B]           -
------------------------------------------------------------------------------------------------------------------------------------
(LOSS) INCOME BEFORE PRO FORMA INCOME TAXES              (69,533)        385,258                -         (69,533)         385,258
Pro forma provision for income taxes                           -               -          149,395  [C]          -          149,395
------------------------------------------------------------------------------------------------------------------------------------
PRO FORMA NET (LOSS) INCOME                        $     (69,533)   $    385,258    $    (149,395)    $   (69,533)     $   235,863
------------------------------------------------------------------------------------------------------------------------------------

Basic and Diluted (Loss) Income per Common Share:
   Pro Forma Net (Loss) Income                            ($0.00)                                                            $0.01
------------------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares outstanding  43,345,729                                                        43,345,729
------------------------------------------------------------------------------------------------------------------------------------

See notes to unaudited pro forma condensed combined financial statements.


                            EXHIBIT (99.3) - Page 5

                   Zenith Technology, Inc. and Adsouth, Inc.
      Notes to Unaudited Pro Forma Condensed Combined Financial Statements
--------------------------------------------------------------------------------

Acquisition by Zenith Technology, Inc. of Adsouth, Inc.

On January 4, 2004, Zenith Technology, Inc., the Tiger Fund(TM), Inc., Adsouth, Inc., John P. Acunto and Angela E. Acunto entered into a share exchange transaction, pursuant to which the Tiger Fund issued 28,000,000 shares of Zenith Technology, Inc. common stock it owned to the two shareholders of Adsouth, Inc., Mr. John P. Acunto and Ms. Angela E. Acunto who transferred 100% of their equity ownership in Adsouth, Inc. to the Company (the "Adsouth Acquisition"). Upon the completion of the Adsouth Acquisition, control of the Company had changed whereby, Mr. John P. Acunto and Ms. Angela Acunto owned 53.67%, the Tiger Fund owned 23.16% and Strategy Partners owned 9.99% of the total issued and outstanding Common Stock, respectively.

Basis of Presentation

Because the Adsouth Acquisition resulted in its former owners gaining control of the Company, the transaction is accounted for as a reverse acquisition. Effective with the acquisition date, our balance sheet will include the assets and liabilities of Adsouth, Inc. and our equity accounts will be recapitalized to reflect the net equity of Adsouth, Inc. In addition, effective with the acquisition date, and for all reporting periods thereafter, our operating activities, including the prior comparative period, will include only those of Adsouth, Inc.

Note A - Recapitalization of Equity

         In accounting for the reverse acquisition, the equity of Adsouth, Inc., as the surviving company, and Zenith Technology, Inc., as the acquired company, is recapitalized whereby, the beginning period balance in the accumulated deficit account reflects the beginning accumulated deficit of Adsouth, Inc. and the common capital accounts reflect that of Zenith Technology, Inc. The pro forma adjustments related to the share exchange are as follows:

   Elimination of Adsouth, Inc. capital accounts:
      Common stock, at par value                                    $  (10,000)

   Elimination of historical accumulated deficit:
      Accumulated deficit of Zenith                       130,533
      Accumulated S-Corp. deficit of Adsouth, Inc.         12,186      142,719
                                                       ------------ -----------
Recapitalization to paid-in capital                                 $  132,719
-------------------------------------------------------------------------------

Note B - Statement of Operations

         For purposes of the pro forma statement of operations, all operating activity of Zenith Technology, Inc., the acquired company, is eliminated.


                            EXHIBIT (99.3) - Page 6

                   Zenith Technology, Inc. and Adsouth, Inc.
      Notes to Unaudited Pro Forma Condensed Combined Financial Statements
--------------------------------------------------------------------------------

Note C - Pro Forma Income Taxes

         As an S corporation, Adsouth, Inc is not subject to federal and state income tax. On January 4, 2004, the Company no longer qualifies for S-Corp. status as a result of it being acquired by Zenith Technology, Inc. As of December 31, 2003, Zenith Technology, Inc. has net operating loss carry-forwards approximating $131,000. Pursuant to section 382 of the Internal Revenue Code, utilization of these losses may be limited due to the substantial change in Zenith Technology, Inc. ownership. The pro forma provision for income taxes for 2003 consists of:

Current:
Federal                                                             $ 123,351
State                                                                  20,824
-------------------------------------------------------------------------------
                                                                      144,175
-------------------------------------------------------------------------------
Deferred:
Federal                                                                 4,511
State                                                                     709
-------------------------------------------------------------------------------
                                                                        5,220
-------------------------------------------------------------------------------
Provision for income taxes                                          $ 149,395
-------------------------------------------------------------------------------

The effective tax used to calculate the pro forma income tax provision varies from the U.S. Federal statutory rate for 2003 due to the following:

U.S. Federal statutory tax rate                                         35.0%
State income taxes, net of federal benefit                               3.5%
All other                                                                0.3%
-------------------------------------------------------------------------------
Effective tax rate                                                      38.8%
-------------------------------------------------------------------------------

The deferred tax liability of $5,220 as of December 31, 2003 is the temporary difference between book depreciation and the section 179 expensing election used for tax purposes.


                            EXHIBIT (99.3) - Page 7