Form 10QSB
period 2004-03-31
ZENITH TECHNOLOGY INC
filed 2004-05-14
CIK 1158235

U.S. Securities and Exchange Commission

Washington, DC 20549

Form 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT for the transition period from

        ___________________ to _________________

Commission File Number 0-33135

ADSOUTH PARTNERS, INC.

(Name of small business issuer in its charter)

Nevada                                                                                                   68-0448219

(State or other jurisdiction of Incorporation or organization)                                          (I.R.S. Employer Identification No.)

1515 N. Federal Highway, Suite 418, Boca Raton, FL    33432

        (Address of principal executive offices)

(561) 750-0410

(Registrant’s telephone number, including area code)

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 7, 2004, there are 86,346,419 shares of the par value $.0001 common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X] Indicate by checkmark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities and Exchange Act of 1934. Yes [ ] No [X]

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

------------------------------------------------------------------------------------------------------------------
                                      Adsouth Partners, Inc. and Subsidiary
                            Unaudited Condensed Consolidated Statement of Operations
                                    For the Three Months Ended March 31, 2004
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------- --------------- ------------------

REVENUES                                                                                     $            375,000
------------------------------------------------------------------------------- --------------- ------------------
OPERATING EXPENSES:
 Media placement and production costs                                                                     204,000
 Salaries and employee related expenses                                                                   171,000
 Office and general expenses                                                                              185,000
 Amortization of deferred stock based compensation expense                                                196,000
 Non cash stock based compensation expense                                                              3,495,000
------------------------------------------------------------------------------- --------------- ------------------
  Total operating expenses                                                                              4,251,000
------------------------------------------------------------------------------- --------------- ------------------
OPERATING LOSS                                                                                         (3,876,000)
  Loss from sale of marketable securities                                                                 (10,000)
------------------------------------------------------------------------------- --------------- ------------------
NET LOSS                                                                                     $         (3,886,000)
------------------------------------------------------------------------------- --------------- ------------------
------------------------------------------------------------------------------- --------------- ------------------

Basic and diluted loss per common share                                                                     ($.06 )
------------------------------------------------------------------------------- --------------- ------------------
------------------------------------------------------------------------------- --------------- ------------------

Weighted average number of common shares                                                               68,831,719
------------------------------------------------------------------------------- --------------- ------------------
------------------------------------------------------------------------------- --------------- ------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adsouth Partners, Inc. and SubsidiaryUnaudited
Condensed Consolidated Balance Sheet

As of March 31, 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                       $         258,000
Accounts receivable                                                                                       242,000
Prepaid expenses                                                                                           75,000
Other current assets                                                                                       48,000
------------------------------------------------------------------------------- ------------------ ---------------
Total current assets                                                                                      623,000
------------------------------------------------------------------------------- ------------------ ---------------

Property and equipment, net                                                                                18,000
------------------------------------------------------------------------------- ------------------ ---------------

Investment in product line rights                                                                         125,000
Other assets                                                                                                1,000
------------------------------------------------------------------------------- ------------------ ---------------
Total other assets                                                                                        126,000
------------------------------------------------------------------------------- ------------------ ---------------
------------------------------------------------------------------------------- ------------------ ---------------
TOTAL ASSETS                                                                                    $         767,000
------------------------------------------------------------------------------- ------------------ ---------------
------------------------------------------------------------------------------- ------------------ ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                                $         191,000
Accrued salaries and payroll taxes                                                                         65,000
Amounts due to officer                                                                                     51,000
Deferred revenues                                                                                         364,000
------------------------------------------------------------------------------- ------------------ ---------------
Total current liabilities                                                                                 671,000
------------------------------------------------------------------------------- ------------------ ---------------

STOCKHOLDERS' EQUITY
Common stock, $.0001 par value; 100,000,000 shares authorized, 86,346,419
issued and outstanding as of March 31, 2004                                                                 9,000
Additional paid-in capital                                                                              5,230,000
Deferred compensation - related party                                                                    (587,000)
Note receivable - stockholder                                                                            (670,000)
Accumulated deficit                                                                                    (3,886,000)
------------------------------------------------------------------------------- ------------------ ---------------
Total stockholders' equity                                                                                 96,000
------------------------------------------------------------------------------- ------------------ ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $         767,000
------------------------------------------------------------------------------- ------------------ ---------------
------------------------------------------------------------------------------- ------------------ ---------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adsouth Partners, Inc. and SubsidiaryUnaudited
Condensed Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2004

CASH FLOWS - OPERATING ACTIVITIES:
Net loss                                                                                     $         (3,886,000)
Adjustments to reconcile net loss to net cash - operating activities:
Amortization of deferred stock based compensation expense                                                 196,000
Non cash stock based compensation expense                                                               3,495,000
Loss from sale of marketable securities                                                                    10,000
Changes in assets and  liabilities:
Accounts receivable                                                                                      (242,000)
Prepaid expenses                                                                                          (75,000)
Other current assets                                                                                      (48,000)
Accounts payable                                                                                          176,000
Accrued salaries and payroll taxes                                                                         61,000
Deferred revenues                                                                                         364,000
------------------------------------------------------------------------------- --------------- ------------------
Net cash - operating activities                                                                            51,000
------------------------------------------------------------------------------- --------------- ------------------
CASH FLOWS - INVESTING ACTIVITIES:
Capital expenditures                                                                                       (5,000)
Acquisition of marketable securities                                                                     (246,000)
Proceeds from sale of marketable securities                                                               236,000
Investment in product line rights                                                                        (125,000)
------------------------------------------------------------------------------- --------------- ------------------
Net cash - investing activities                                                                          (140,000)
------------------------------------------------------------------------------- --------------- ------------------
CASH FLOWS - FINANCING ACTIVITIES:
Advances from officer                                                                                      51,000
Proceeds from issuance of common stock                                                                    280,000
------------------------------------------------------------------------------- --------------- ------------------
Net cash - financing activities                                                                           331,000
------------------------------------------------------------------------------- --------------- ------------------
Net change in cash                                                                                        242,000
Cash - Beginning of period                                                                                 16,000
------------------------------------------------------------------------------- --------------- ------------------
Cash - End of period                                                                         $            258,000
------------------------------------------------------------------------------- --------------- ------------------
------------------------------------------------------------------------------- --------------- ------------------

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                                                       $                  -
------------------------------------------------------------------------------- --------------- ------------------
------------------------------------------------------------------------------- --------------- ------------------
Cash paid for income taxes                                                                   $                  -
------------------------------------------------------------------------------- --------------- ------------------
------------------------------------------------------------------------------- --------------- ------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adsouth Partners, Inc. and SubsidiaryUnaudited
Condensed Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2004

                                                                                                Additional         Deferred            Note
                                                                       Common Stock                Paid-in    Compensation-    Receivable -    Accumulated
                                                                ---------------------------
                                                                       Shares       Amount         Capital    Related Party     Stockholder        Deficit         Total
--------------------------------------------------------------- -------------- ------------ --------------- ---------------- --------------- -------------- -------------

Balance at December 31, 2003 (see Note 2)                          28,000,000       $3,000         $20,000                -               -      ($12,000)       $11,000
Equity section of Zenith Technology, Inc.                          24,170,475        2,000         932,000       ($783,000)       ($20,000)      (131,000)             -
Transfer to additional paid-in capital upon reorganization                  -            -       (131,000)                -               -        131,000             -
Capitalization of accumulated deficit at the time of the
S-Corp revocation                                                           -            -        (12,000)                -               -         12,000             -
Amortization of deferred compensation, related party
 (see Note 6)                                                               -            -               -          196,000               -              -       196,000

Stock issued pursuant to stock grants (see Note 7)                 29,175,944        3,000       3,492,000                -               -              -     3,495,000

Stock issued for note receivable - related party (see Note 5)       5,000,000        1,000         929,000                -       (650,000)              -       280,000
Net loss                                                                    -            -               -                -               -    (3,886,000)   (3,886,000)
--------------------------------------------------------------- -------------- ------------ --------------- ---------------- --------------- -------------- -------------
--------------------------------------------------------------- -------------- ------------ --------------- ---------------- --------------- -------------- -------------
Balance at March 31, 2004                                          86,346,419       $9,000      $5,230,000       ($587,000)      ($670,000)   ($3,886,000)       $96,000
--------------------------------------------------------------- -------------- ------------ --------------- ---------------- --------------- -------------- -------------
--------------------------------------------------------------- -------------- ------------ --------------- ---------------- --------------- -------------- -------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adsouth Partners, Inc. and SubsidiaryNotes
to Unaudited Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2004

1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Adsouth Partners, Inc. and its wholly owned subsidiary consisting of Adsouth, Inc., (collectively the “Company”) have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, these interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-KSB for the year ended December 31, 2003.

2. Acquisition of Adsouth, Inc.

        On January 4, 2004, the Company, the Tiger Fund, Adsouth, Inc., John P. Acunto and Angela E. Acunto entered into a share exchange transaction, pursuant to which the Tiger Fund transferred 28,000,000 shares of Common Stock it owned to the two shareholders of Adsouth, Inc, Mr. John P. Acunto and Ms. Angela E. Acunto who issued 100% of their equity ownership in Adsouth, Inc. to the Company (the “Adsouth Acquisition”). Upon the completion of the Adsouth Acquisition, control of the Company had changed whereby, Mr. John P. Acunto and Ms. Angela Acunto owned 53.67%, the Tiger Fund owned 23.16% and Strategy Partners owned 9.99% of the total issued and outstanding Common Stock, respectively.

        Because the Adsouth Acquisition resulted in its former owners gaining control of the Company, the transaction will be accounted for as a reverse acquisition. Effective on the acquisition date, our balance sheet includes the assets and liabilities of Adsouth, Inc. and our equity accounts have been recapitalized to reflect the equity of Adsouth, Inc. In addition, effective on the acquisition date, and for all reporting periods thereafter, our operating activities, including any prior comparative periods, will include only those of Adsouth, Inc. However, because Adsouth, Inc. commenced operations in July 2003, there are no comparative operating results for the three months ended March 31, 2004.

3. Significant Accounting Policies

        The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements in the December 31, 2003 Form 10-KSB.

Revenue Recognition

        During the three months ended March 31, 2004, the Company derived revenue from the placement of advertising, the production of advertising, creative advertising consulting and public relations. The Company’s advertising services revenue is derived from billings that are earned when the media is placed, from fees earned as advertising services are performed and from production services rendered. In addition, incentive amounts may be earned based on qualitative and/or quantitative criteria. In the case of media placements, revenue is recognized as the media placements appear. During 2004, the Company was the primary obligor and carried all of the credit risk for the media placements and accordingly, recorded the full amount of such billings from the media placements as revenue in accordance with Emerging Issues Task Force Issue No. 99-19. In the case of consulting and production arrangements, the revenue is recognized as the services are performed. The Company’s creative consulting revenue is generally earned on a fee basis, and in certain cases incentive amounts may also be earned. As with fee arrangements in advertising, such revenue is recognized as the work is performed. Incentive amounts for advertising and marketing services are recognized upon satisfaction of the qualitative and/or quantitative criteria, as set out in the relevant client contract. Deferred revenues are recognized as a liability when billings are received in advance of the date when revenues are earned.

Basic and Diluted Loss Per Share

        Basic and diluted per share results for the three months ended March 31, 2004 were computed based on the net loss allocated to the common stock for the respective period. The weighted average number of shares of common stock outstanding during the period was used in the calculation of basic loss per share. In accordance with FAS 128, “Earnings Per Share,” the weighted average number of shares of common stock used in the calculation of diluted per share amounts is adjusted for the dilutive effects of potential common shares including, (i) the assumed exercise of stock options based on the treasury stock method; and (ii) the assumed conversion of convertible preferred stock only if an entity records earnings from continuing operations, as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations. As a result of the Company recording a loss during the three months ended March 31, 2004, the average number of common shares used in the calculation of basic and diluted loss per share is identical and have not been adjusted for the effects of 11,636,134 potential common shares from unexercised stock options and warrants. Such potential common shares may dilute earnings per share in the future.

Stock Based Compensation

        The Company has elected to use the intrinsic value method of accounting for stock options in accordance with APB Opinion No. 25 and related interpretations issued to employees under its stock option plans whereby the amount of stock-based compensation expense is calculated as the difference between the fair market value and the exercise price on the date of issuance. For purposes of pro forma disclosures the amount of stock-based compensation as calculated using the fair value method of accounting for stock options issued to employees is amortized over the options’ vesting period. The Company’s pro forma information for the three month periods ended March 31, 2004 is as follows:

Net loss as reported                                                                       $  (3,886,000)
Deduct:  Amount by which stock- based employee compensation
  as determined under fair value based method for all
  awards exceeds the compensation as determined under the
  intrinsic value method                                                                         (19,000)
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Pro forma net loss under FAS No. 123                                                       $  (3,905,000)
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

Basic and diluted net loss per common share:
As reported                                                                                       ($0.06)
Pro forma under SFAS No. 123                                                                      ($0.06)
---------------------------------------------------------------------------------------------------------

4. Supplemental Disclosure of Non Cash Investing and Financing Activities

        On various dates during the three months ended March 31, 2004, the Company issued stock options, stock purchase warrants and stock grants resulting in non cash stock compensation expense of $3,495,000 (see Note 7).

        On March 31, 2004, the Company sold 5,000,000 shares of common stock to a related party for $1 million of which $650,000 was paid with the issuance of a promissory note (see Note 5).

5. Tiger Fund Equity Investment

        Pursuant to the Adsouth Acquisition, the Tiger Fund committed to provide the Company with a total of $1 million in equity funding during 2004. Originally, the Tiger fund was to receive a warrant to purchase 2,000,000 shares of Common Stock at $1 per share for its $1 million investment. On March 31, 2004 the Company and the Tiger Fund entered into an amended agreement pursuant to which the Tiger Fund purchased 5,000,000 shares of common stock for $1 million consisting of $350,000 cash and a promissory note in the amount of $650,000. As of March 31, 2004, $280,000 of the cash payment was received and in April 2004 the remaining $70,000 was received. The $650,000 promissory note bears interest at 4% per annum and, beginning May 1, 2004, requires monthly payments of approximately $96,000.

6. Deferred Stock Based Compensation

        Pursuant to a management agreement entered into on December 22, 2003 the Company authorized the issuance of 5,217,000 shares of Common Stock valued at approximately $.15 per share to Strategy Partners as payment for the first twelve months of their management consulting services. These shares had a fair value of $783,000 which is being amortized ratably over 2004. The amortization for the three months ended March 31, 2004 is $196,000 and the unamortized balance of $587,000 is presented as a separate component of stockholders’ equity.

7. Stock-based Compensation

Stock Grants

        On January 4, 2004, the Company granted 10,040,000 shares of common stock to employees including 10,000,000 shares issued to its executive officers. The fair value of each share on January 4, 2004 was $.16 resulting in stock-based compensation expense of $1.606 million.

        On February 20, 2004, the Company granted 750,000 shares of common stock to non-employee consultants. The fair value of each share on February 20, 2004 was $.13 resulting in stock-based compensation expense of $98,000.

        On February 27, 2004, the Company granted 16,960,000 shares of common stock to employees including 13,360,000 shares issued to its executive officers, granted 400,000 shares of common stock to a non-employee consultant and 3,200,000 shares to the managing partner of Strategy Partners. The fair value of each share on February 27, 2004 was $.09 resulting in stock-based compensation expense of $1.526 million.

        On March 1, 2004, the Company granted 400,000 shares of common stock to an executive officer. The fair value of each share on March 1, 2004 was $.11 resulting in stock-based compensation expense of $44,000.

        On March 18, 2004, the Company granted 525,944 shares of common stock to employees including 492,611 shares issued to its executive officers. The fair value of each share on March 18, 2004 was $.225 resulting in stock-based compensation expense of $118,000.

        On March 31, 2004, the Company granted 500,000 shares of common stock to an executive officer. The fair value of each share on March 31, 2004 was $.205 resulting in stock-based compensation expense of $103,000.

Stock Options

        On February 27, 2004, the Company issued to executive officers, options to purchase 11,500,000 shares of common stock at a price of $.09 per share, the fair value of such shares on February 27, 2004, resulting in no stock-based compensation expense.

Warrants

        On January 28, 2004, the Company issued warrants to purchase an aggregate of 136,134 shares of common stock at a price of $2.00 per share. The fair value of each share on January 28, 2004 was $.22 resulting in no stock-based compensation expense.

8. Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash deposits. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At March 31, 2004 the Company had $158,000 on deposit in excess of FDIC insured limits. For the three months ended March 31, 2004, 99% of the Company’s total revenues were derived from one company and as of March 31, 2004 all of the Company’s accounts receivable is from that same customer.

9. Acquisition of DermafreshTM Product

        In February 2004, the Company acquired the DermaFreshTM product line from Think-Tek, Inc. for cash consideration of $125,000. The acquisition cost is included in other long-term assets and will be amortized as an expense against the future sales of the DermaFreshTM product.

10. Employment Agreement

        On March 18, 2004, the Company entered into an employment agreement with its President pursuant to which effective April 5, 2004 he receives an annual base salary of $175,000. In addition, the President received a one-time signing bonus of $50,000 cash and shares of common stock valued at $100,000. The President may receive stock based incentive in the future for revenues that are generated as a result of the direct efforts of the President. No such incentives have been earned as of March 31, 2004. Finally, the President received 500,000 shares of common stock for overseeing the establishment of a web-based advertising business, which such web-site was completed and operational as of March 31, 2004.

11. Subsequent Events

Information Statement

        On April 27, 2004, the Company filed an information statement on Form Def 14C informing the Company’s shareholders of the following actions: o That the Articles of Incorporation of the Company are amended to ratify an amendment to Article One of the Articles of

        Incorporation which was filed with the Secretary of State of Nevada changing the name of the Company to Adsouth Partners, Inc.;

o	That the Articles of Incorporation of the Company are amended to amend Article Four of the Articles of Incorporation to increase the authorized number of its shares of Common Stock to five hundred million (500,000,000) shares;

o	That the Articles of Incorporation of the Company be amended to amend Article Four of the Articles of Incorporation to authorize the issuance of Preferred Stock, with a par value of one-hundredth of one cent ($.0001) per share. The number of shares of Preferred Stock which the Company will be authorized to issue is five million (5,000,000) shares. Of such amount, the Company will designate and establish one (1) series of Preferred Stock, namely Series A Convertible Preferred Stock. The number of shares of Series A Convertible Preferred Stock the Corporation will be authorized to issue will be three million five hundred thousand (3,500,000) shares. The Series A Convertible Preferred Stock will provide to the holders of such shares the right to convert each single share thereof into one hundred (100) shares of fully-paid, validly issued and non-assessable shares of the Company’s Common Stock, without further consideration, upon any “change of control” of the Company. For purposes of the Series A Convertible Preferred Stock, a “change of control” will be deemed to have occurred in the event that any person or entity acquires more than twenty-five percent (25%) of the aggregate number of shares of the Company’s issued and outstanding Common Stock in any single transaction or series of transactions which has not been approved by our Board of Directors. The Board of Directors, within any limits and restrictions stated, may determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued series of Preferred Stock. All remaining shares of Preferred Stock not specifically designated by this Amendment may be designated in the future by action of the Company’s Board of Directors and otherwise in accordance with the applicable provisions of the Nevada Revised Statutes of the State of Nevada.;

o	That the 2004 Adsouth Partners, Inc. Stock Incentive Plan (the “Stock Incentive Plan”) be adopted and approved as the Stock Incentive Plan of the Corporation from and after the date of its authorization by the shareholders of the Company; and

o	That the 2004 Adsouth Partners, Inc. Management Incentive Program (the “Management Incentive Program”) be adopted and approved as the Management Incentive Program of the Corporation from and after the date of its authorization by the shareholders of the Company.

Engagement of Consultant

        On May 7, 2004, the Company engaged a consultant to assist in strategic planning and financing activities for a twelve month period. Pursuant to an agreement between the Company and the consultant, the Company is issuing shares of common stock having a value of $100,000, approximately 625,000 shares on May 7, 2004, which will be expensed over the twelve month period of the consulting agreement. In addition, the consultant received an incentive option to purchase 800,000 shares of common stock at an exercise price equal to the average ten day bid closing price of the stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

        This Quarterly Report of Adsouth Partners, Inc. (“us”, “we” “our” or the “Company”) on Form 10-QSB, including this section entitled “Management’s Discussion and Analysis of Financial Condition and results of Operations,” contains forward-looking statements. Statements in this Quarterly Report that are not historical facts, including statements about the Company’s beliefs and expectations, particularly regarding recent business and economic trends and the integration of acquisitions, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and therefore undue reliance should not be placed on them. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

        Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, those associated with the effects of global, national and regional economic and political conditions, the Company’s ability to attract new clients and retain existing clients, the financial success of the Company’s clients, developments from changes in the regulatory and legal environment for advertising and marketing and communications services companies around the world, and the successful completion and integration of acquisitions which complement and expand the Company’s business capabilities.

The important factors that could cause actual results to differ from those in the forward-looking statements herein (the “cautionary statements”) are more fully described in the Company’s December 31, 2003 Form 10-KSB and include, without limitation: We Face Intense Competition In The Direct Marketing, Advertising And Media Placement Services Which We Provide To Our Clients, And As A Small, Public Company We May Not Be Able To Sustain Sufficient Business Growth And Revenue Production To Compete Successfully; Our Business Is Highly Subject To Fluctuations In The Economy, Reductions In Corporate Budgeting, Increases In Media Costs And Other Factors Affecting Advertisers And Marketers Generally; We Do Not Often Maintain Long-Term Agreements With Our Customers And May Be Unable To Retain Customers, Attract New Customers Or Replace Departing Customers With Customers That Can Provide Comparable Revenues; We May Not Be Able To Continue To Grow Through Acquisitions Of Or Investments In Other Companies Or Products; Management Of Future Acquisitions And Growth Will Require Additional Investment, Which May Exceed Our Ability To Manage This Growth; Loss Of Key Personnel Or Inability To Hire Additional Qualified Personnel Might Result In Failure To Implement Our Plans; Control By Management Might Limit Independent, Public Shareholder Influence Over Our Corporation; Our Limited Prior Public Market And Restrictions On The Free Sale Or Transferability Of Our Stock May Adversely Effect Our Stock’s Value And Liquidity; The Issuance Of Shares Through Our Stock Compensation And Incentive Plans May Dilute The Value Of Existing Shareholders; We Do Not Intend To Declare Any Dividends On Our Stock For The Foreseeable Future, If At All; Our Publicly-Traded Stock Is Subject To Significant Restrictions And Limitations Imposed By The SEC And Self-Regulatory Organizations Involving The Purchase And Sale Of Penny Stocks.

        At any given time the Company may be engaged in a number of preliminary discussions that may result in one or more acquisitions or dispositions. These opportunities require confidentiality and from time to time give rise to bidding scenarios that require quick responses by the Company. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transactions, the announcement or unauthorized disclosure of any such transaction may lead to increased volatility in the trading price of the Company’s securities.

        The success of recent or contemplated future acquisitions will depend on the effective integration of newly-acquired businesses, products or services into the Company’s current operations. Important factors for integration include realization of anticipated synergies and cost savings and the ability to retain and attract new personnel and clients.

        This Quarterly Report also contains certain financial information calculated on a “pro forma” basis. Because “pro forma” financial information by its very nature departs from traditional accounting conventions, this information should not be viewed as a substitute for historical financial information prepared in accordance with GAAP contained in the Company’s financial statements that are contained in this Quarterly Report and should be read in conjunction therewith.

        Investors should evaluate any statements made by the Company in light of these important factors.

Results of Operations

Reverse Merger Acquisition

        On January 4, 2004, our acquisition of Adsouth, Inc. (“Adsouth”) was completed, and on such date we became a direct response marketing company. Beginning with the current quarter ending March 31, 2004, and for all reporting periods thereafter, our operating activities, including the prior period comparatives, include only those of Adsouth. During the first sixty days after the acquisition of Adsouth we spent significant time and resources developing and implementing our business model. Our most significant expense was $3.495 million of non-cash stock based compensation expense representing the fair value of common stock that was granted to employees and consultants during the first quarter of 2004. The stock grants were used to obtain financial, legal and management consulting services and to attract qualified employees to Adsouth. During the 1st quarter of 2004 we added five new permanent employees including our president and our chief financial officer. Our salaries and related costs during the 1st quarter of 2004 include signing bonuses of $50,000. The acquisition of Adsouth also required the audit of both the holding company and Adsouth which services were performed during the 1st quarter of 2004 and amounted in the aggregate to $42,000.

Current Operations

        Our sources of revenue are generated from the placement of advertising, the production of advertising, and creative advertising and public relations consulting. During the 1st quarter of 2004 we acquired the rights to the DermaFreshTM product line. This strategy represents an additional revenue model for us during 2004 that did not exist during 2003. If successful, we will generate product sales revenues in addition to the traditional advertising agency revenue sources. The marketing communications business is highly competitive, with agencies of all sizes and disciplines competing primarily on the basis of quality of service to attract and retain clients and personnel. We intend to develop a market niche by providing a full level of service quality that users of direct marketing services may not receive from our larger competitors and to become vertically integrated with the addition of new direct marketing products. During the 1st quarter of 2004 we generated revenues of $375,000, almost all of which were earned during the third month of the quarter. During the same time period our media placement and production costs amounted to $204,000. Advertising, entertainment and public relations expenses during the first quarter approximated $62,000 during the 1st quarter of 2004 and were incurred to maintain our relationships with existing clients as well as to attract new client revenue sources.

Outlook

        For the month of April we generated earned revenues in excess of $500,000 of which $364,000 were deferred revenue as of March 31, 2004. Deferred revenues represent collections on invoices for service revenues that have not been earned as of the reporting date. In addition, as of May 14, 2004, we have a backlog of revenues approximating $1 million.. In addition, during May of 2004, we are running a test launch for our DermaFreshTM product lines, which if successful will represent our first revenues from products and would be revenue in excess of our current projections. We do not anticipate operating expenses to be further impacted by the acquisition costs that occurred during the first quarter of 2004. Although we increased our payroll costs from the addition of our executive management team members we anticipate that non-cash stock based compensation expense will be significantly less in the second quarter of 2004 than in the 1st quarter of 2004. Our fixed operating costs for the 2nd quarter of 2004 are expected to be similar in nature and amount to those of the 1st quarter of 2004 and our variable operating costs for the 2nd quarter of 2004 are expected to be similar in proportion to revenues as in the 1st quarter of 2004.

Financial Condition

        As of March 31, 2004, our working capital assets were $623,000 and included $258,000 of cash and $242,000 of accounts receivable. Our current liabilities as of March 31, 2004 were $671,000 including $364,000 of deferred revenues and $191,000 of accounts payable. During the 1st quarter of 2004 our operating activities generated $51,000 of cash. Non operating sources of cash during the 1st quarter of 2004 included $280,000 from the sale of common stock and $51,000 in cash advances from our chief executive officer. Our significant use of cash during the 1st quarter of 2004 was $125,000 to acquire the rights to the DermaFreshTM product line.

        We expect that a significant portion of our future cash needs will be generated from our operations. In addition, on March 31, 2004 we sold 5,000,000 shares of common stock for a total of $1 million. As of May 14, 2004, $350,000 of such amounts have been collected and the remaining $650,000 will be collected pursuant to a promissory note that requires monthly payments of approximately $96,000, including interest, for the remainder of 2004. We anticipate the need to finance the purchase of any products we may offer for sale and are currently in discussion with potential financing sources that may provide us with the necessary purchase financing.

PART II OTHER INFORMATION

Item 3. Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer, have supervised and participated in an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on their evaluation, they believe that our disclosure controls and procedures, as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. As a result of the evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 Chief Executive Officer Certification.31.2
Chief Financial Officer Certification

32 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K

1)     Current report filed on January 5, 2004 reporting the acquisition of Adsouth, Inc. 2) Current report filed on February 13, 2004 reporting a change in accountants. 3) Current report filed on February 17, 2004 reporting the Company’s earnings release. 4) Current report filed on March 16, 2004 reporting the acquisition of the Dermafresh, Inc. 5) Current report filed on March 22, 2004 reporting the employment agreement with the Company’s President.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADSOUTH PARTNERS, INC. /S/ Chief Executive Officer and Director May 14, 2004 John P. Acunto (Principal Executive and Accounting Officer) /S/ Chief Financial Officer May 14, 2004 Anton Lee Wingeier (Chief Accounting Officer)

Exhibit 31.1

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, John P. Acunto, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Adsouth Partners, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this repot;

4.

The small business issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a)

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

c)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

May 14, 2004

 By /s/John P. Acunto

Chief Executive Officer

Exhibit 31.2

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Anton Lee Wingeier, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Adsouth Partners, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this repot;

4.

The small business issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a)

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

c)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

May 14, 2004

         By /s/ Anton Lee Wingeier

Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of Adsouth Partners, Inc., (the “Company”) on Form 10-QSB for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned Chief Executive Officer and Chief Financial Officer of the Company hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that (based on their knowledge): 1) the Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934, and 2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.

/s/ John P. Acunto

Chief Executive Officer

/s/ Anton Lee Wingeier

Chief Financial Officer

May 14, 2004