Form 10QSB
period 2004-06-30
ADSOUTH PARTNERS, INC.
filed 2004-08-17
CIK 1158235

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                  Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT for the transition period from ___________________ to ___________________.


                         Commission File Number 0-33135

                             ADSOUTH PARTNERS, INC.
                 (Name of small business issuer in its charter)

             Nevada                                     68-0448219
 -------------------------------           ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or organization)

            1515 N. Federal Highway, Suite 418, Boca Raton, FL 33432
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 750-0410
              (Registrant's telephone number, including area code)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 9, 2004, there are 87,721,171 shares of the par value $.0001 common stock outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

         Indicate by checkmark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities and Exchange Act of 1934. Yes [ ]
No [X]

                             ADSOUTH PARTNERS, INC.
                                      Index

                                                                         Page
                                                                         ----
Part I. FINANCIAL INFORMATION                                               3

Item 1. Financial Statements                                                3

Unaudited Condensed Sector Statement of Operations
         -Three Months Ended June 30, 2004                                  3

Unaudited Condensed Consolidated Statement of Operations
         -Three Months Ended June 30, 2004                                  4

Unaudited Condensed Sector Statement of Operations
         -Six Months Ended June 30, 2004                                    5


Unaudited Condensed Consolidated Operations
         -Six Months Ended June 30, 2004                                    6

Unaudited Condensed Sector Balance Sheet - As of June 30, 2004              7-8

Unaudited Condensed Consolidated Balance Sheet - As of June 30, 2004        9

Unaudited Condensed Sector Statement of Cash Flows
         -Six Months Ended June 30, 2004                                   10

Unaudited Condensed Consolidated Statement of Cash Flows
         -Six Months Ended June 30, 2004                                   11

Unaudited Condensed Consolidated Statement of Changes in
Stockholders' Equity
         - For the six Months Ended Jun 30, 2004                           12

Notes to Unaudited Condensed Consolidated Interim Financial Statements     13-19

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          20-22

PART II           OTHER INFORMATION                                        23

Item 4.  Submission of Matters to a Vote of Security Holders               23

Item 6.  Exhibits and Reports on Form 8-K                                  23

SIGNATURES                                                                 24

 Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

--------------------------------------------------------------------------------
                     Adsouth Partners, Inc. and Subsidiary
               Unaudited Condensed Sector Statement of Operations
                    For the Three Months Ended June 30, 2004
--------------------------------------------------------------------------------


ADVERTISING

Revenues                                                         $   1,481,000
--------------------------------------------------------------------------------
Costs and expenses

Media placement and production costs                                   556,000
Selling, administrative and other expense (includes $142,000
of non cash stock based compensation)                                  456,000
--------------------------------------------------------------------------------
Total costs and expenses                                             1,012,000
--------------------------------------------------------------------------------
Operating income - Advertising                                         469,000


PRODUCTS

Revenues                                                                 6,000
--------------------------------------------------------------------------------
Costs and expenses

Cost of sales                                                            1,000
Selling, administrative and other expense (includes $71,000
of non cash stock based compensation)                                  223,000
--------------------------------------------------------------------------------
Total costs and expenses                                               224,000
--------------------------------------------------------------------------------
Operating loss - Products                                             (218,000)
--------------------------------------------------------------------------------


TOTAL COMPANY

Net income                                                       $     251,000
--------------------------------------------------------------------------------

Weighted average number of common shares                            87,146,489
--------------------------------------------------------------------------------

AMOUNTS PER SHARE OF COMMON STOCK
Basic net income                                                          $.00*
--------------------------------------------------------------------------------
Diluted net income                                                        $.00*
--------------------------------------------------------------------------------
* - less than $.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                     Adsouth Partners, Inc. and Subsidiary
            Unaudited Condensed Consolidated Statement of Operations
                    For the Three Months Ended June 30, 2004
--------------------------------------------------------------------------------

Revenues

Advertising                                                      $   1,481,000
Products                                                                 6,000
--------------------------------------------------------------------------------
Revenues                                                             1,487,000
--------------------------------------------------------------------------------
Costs and expenses

Media placement and production costs                                   556,000
Cost of sales                                                            1,000
Selling, administrative and other expense (includes $213,000
of non cash stock based compensation)                                  679,000
--------------------------------------------------------------------------------
Total costs and expenses                                             1,236,000
--------------------------------------------------------------------------------
Net income                                                       $     251,000
--------------------------------------------------------------------------------

Weighted average number of common shares                            87,146,489
--------------------------------------------------------------------------------

AMOUNTS PER SHARE OF COMMON STOCK
Basic net income                                                          $.00*
--------------------------------------------------------------------------------
Diluted net income                                                        $.00*
--------------------------------------------------------------------------------
* - less than $.01
The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                     Adsouth Partners, Inc. and Subsidiary
               Unaudited Condensed Sector Statement of Operations
                     For the Six Months Ended June 30, 2004
--------------------------------------------------------------------------------

ADVERTISING

Revenues                                                         $   1,856,000
--------------------------------------------------------------------------------
Costs and expenses

Media placement and production costs                                   759,000
Selling, administrative and other expense (includes
$3,328,000 of non cash stock based compensation)                     3.910,000
--------------------------------------------------------------------------------
Total costs and expenses                                             4,669,000
--------------------------------------------------------------------------------
Operating loss - Advertising                                        (2,813,000)
Loss on sale of marketable securities                                  (10,000)
--------------------------------------------------------------------------------
Net loss - Advertising                                              (2,823,000)


PRODUCTS

Revenues                                                                 6,000
--------------------------------------------------------------------------------
Costs and expenses

Cost of sales                                                            1,000
Selling, administrative and other expense                              241,000
General and administrative expense-Non cash stock based
compensation                                                           575,000
--------------------------------------------------------------------------------
Total costs and expenses                                               817,000
--------------------------------------------------------------------------------
Operating loss - Products                                             (811,000)
--------------------------------------------------------------------------------


TOTAL COMPANY

Net loss                                                         $  (3,634,000)
--------------------------------------------------------------------------------

Weighted average number of common shares                            77,687,456
--------------------------------------------------------------------------------

AMOUNTS PER SHARE OF COMMON STOCK
Basic and diluted net loss                                               ($.05)
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                     Adsouth Partners, Inc. and Subsidiary
            Unaudited Condensed Consolidated Statement of Operations
                     For the Six Months Ended June 30, 2004
--------------------------------------------------------------------------------


Revenues

Advertising                                                      $   1,856,000
Products                                                                 6,000
--------------------------------------------------------------------------------
Revenues                                                             1,862,000
--------------------------------------------------------------------------------
Costs and expenses

Media placement and production costs                                   759,000
Cost of sales                                                            1,000
Selling, administrative and other expense (includes
$3,903,000 of non cash stock based compensation)                     4,726,000
--------------------------------------------------------------------------------
Total costs and expenses                                             5,486,000
--------------------------------------------------------------------------------
Loss from operations                                                (3,624,000)
Loss on sale of marketable securities                                  (10,000)
--------------------------------------------------------------------------------
Net loss                                                         $  (3,634,000)
--------------------------------------------------------------------------------

Weighted average number of common shares                            77,687,456
--------------------------------------------------------------------------------

AMOUNTS PER SHARE OF COMMON STOCK
Basic and diluted net loss                                               ($.05)
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                     Adsouth Partners, Inc. and Subsidiary
                    Unaudited Condensed Sector Balance Sheet
                              As of June 30, 2004
--------------------------------------------------------------------------------


ASSETS
ADVERTISING

Cash                                                             $     132,000
Accounts receivable                                                    154,000
Prepaid expenses and other current assets                              467,000
--------------------------------------------------------------------------------
Total current assets                                                   753,000
Property and equipment, net                                             47,000
Deposits                                                                 8,000
--------------------------------------------------------------------------------
Total Advertising assets                                               808,000
--------------------------------------------------------------------------------


PRODUCTS

Cash                                                                     9,000
Accounts receivable                                                      1,000
Inventory                                                               71,000
Prepaid expenses and other current assets                               45,000
--------------------------------------------------------------------------------
Total current assets                                                   127,000
Property and equipment, net                                             24,000
Investment in product line rights                                      125,000
Deposits                                                                 4,000
--------------------------------------------------------------------------------
Total Product assets                                                   280,000
--------------------------------------------------------------------------------
TOTAL ASSETS                                                     $   1,088,000
--------------------------------------------------------------------------------

                                                                    (continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                     Adsouth Partners, Inc. and Subsidiary
                    Unaudited Condensed Sector Balance Sheet
                              As of June 30, 2004
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
ADVERTISING

Accounts payable                                                 $     138,000
Accrued salaries and payroll taxes                                      43,000
Deferred revenues                                                        5,000
--------------------------------------------------------------------------------
Total Advertising current liabilities                                  186,000
--------------------------------------------------------------------------------


PRODUCTS

Accounts payable                                                        71,000
--------------------------------------------------------------------------------
Total Products current liabilities                                      71,000
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value; 5,000,000 shares
 authorized, 3,500,000 designated as Series A
 Convertible Preferred Stock, none issued and
 outstanding as of June 30, 2004                                             -
Common stock, $.0001 par value; 500,000,000
 shares authorized, 86,790,968 issued and
 outstanding as of June 30, 2004                                         9,000
Additional paid-in capital                                           4,976,000
Deferred compensation                                                 (475,000)
Notes receivable - stockholder                                         (45,000)
Accumulated deficit                                                 (3,634,000)
--------------------------------------------------------------------------------
Total stockholders' equity                                             831,000
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   1,088,000
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                     Adsouth Partners, Inc. and Subsidiary
                 Unaudited Condensed Consolidated Balance Sheet
                              As of June 30, 2004
--------------------------------------------------------------------------------


ASSETS

Cash                                                             $     141,000
Accounts receivable                                                    155,000
Inventory                                                               71,000
Prepaid expenses and other current assets                              513,000
--------------------------------------------------------------------------------
Total current assets                                                   880,000
Property and equipment, net                                             71,000
Investment in product line rights                                      125,000
Deposits                                                                12,000
--------------------------------------------------------------------------------
TOTAL ASSETS                                                     $   1,088,000
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                 $     209,000
Accrued salaries and payroll taxes                                      43,000
Deferred revenues                                                        5,000
--------------------------------------------------------------------------------
Total current liabilities                                              257,000
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value; 5,000,000 shares
 authorized, 3,500,000 designated as Series A
 Convertible Preferred Stock, none issued and
 outstanding as of June 30, 2004                                            -
Common stock, $.0001 par value; 500,000,000
 shares authorized, 86,790,968 issued and
 outstanding as of June 30, 2004                                        9,000
Additional paid-in capital                                          4,976,000
Deferred compensation                                                (475,000)
Notes receivable - stockholder                                        (45,000)
Accumulated deficit                                                (3,634,000)
--------------------------------------------------------------------------------
Total stockholders' equity                                            831,000
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  1,088,000
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                     Adsouth Partners, Inc. and Subsidiary
               Unaudited Condensed Sector Statement of Cash Flows
                     For the Six Months Ended June 30, 2004
--------------------------------------------------------------------------------

                                                                                     Advertising            Products
                                                                                  ---------------        ------------
CASH FLOWS - OPERATING ACTIVITIES:

Net loss                                                                          $   (2,823,000)        $  (811,000)
Adjustments to reconcile net loss to net cash - operating activities:
Non cash stock based compensation expense                                              3,328,000             575,000
Loss on sale of marketable securities                                                     10,000                   -
Depreciation                                                                               2,000               1,000
Other operating adjustments                                                               (4,000)                  -
Changes in assets and  liabilities:
Accounts receivable                                                                     (154,000)             (1,000)
Inventory                                                                                      -             (71,000)
Prepaid expense and other current assets                                                (467,000)            (46,000)
Accounts payable                                                                         120,000              71,000
Accrued salaries and payroll taxes                                                        40,000                   -
Deferred revenues                                                                          5,000                   -
---------------------------------------------------------------------------------------------------------------------
Net cash - operating activities                                                           57,000            (282,000)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS - INVESTING ACTIVITIES:
Capital expenditures                                                                     (31,000)            (24,000)
Acquisition of marketable securities                                                    (246,000                   -
Proceeds from sale of marketable securities                                              236,000                   -
Deposits                                                                                  (7,000)             (4,000)
Investment in product line rights                                                              -            (125,000)
---------------------------------------------------------------------------------------------------------------------
Net cash - investing activities                                                          (48,000)           (153,000)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS - FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                   107,000             444,000
---------------------------------------------------------------------------------------------------------------------
Net cash - financing activities                                                          107,000             444,000
---------------------------------------------------------------------------------------------------------------------
Net change in cash                                                                       116,000               9,000
Cash - beginning of period                                                                16,000                   -
---------------------------------------------------------------------------------------------------------------------
Cash - end of period                                                              $      132,000      $        9,000
---------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                                            $            -      $            -
---------------------------------------------------------------------------------------------------------------------
Cash paid for income taxes                                                        $            -      $            -
---------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                     Adsouth Partners, Inc. and Subsidiary
            Unaudited Condensed Consolidated Statement of Cash Flows
                     For the Six Months Ended June 30, 2004
--------------------------------------------------------------------------------
CASH FLOWS - OPERATING ACTIVITIES:

Net loss                                                         $  (3,634,000)
Adjustments to reconcile net loss to net cash
 - operating activities:
Non cash stock based compensation expense                            3,903,000
Loss on sale of marketable securities                                   10,000
Depreciation                                                             3,000
Other operating adjustments                                             (4,000)
Changes in assets and  liabilities:
Accounts receivable                                                   (155,000)
Inventory                                                              (71,000)
Prepaid expense and other current assets                              (513,000)
Accounts payable                                                       191,000
Accrued salaries and payroll taxes                                      40,000
Deferred revenues                                                        5,000
--------------------------------------------------------------------------------
Net cash - operating activities                                       (225,000)
--------------------------------------------------------------------------------
CASH FLOWS - INVESTING ACTIVITIES:
Capital expenditures                                                   (55,000)
Acquisition of marketable securities                                  (246,000)
Proceeds from sale of marketable securities                            236,000
Deposits                                                               (11,000)
Investment in product line rights                                     (125,000)
--------------------------------------------------------------------------------
Net cash - investing activities                                       (201,000)
--------------------------------------------------------------------------------
CASH FLOWS - FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                 551,000
--------------------------------------------------------------------------------
Net cash - financing activities                                        551,000
--------------------------------------------------------------------------------
Net change in cash                                                     125,000
Cash - beginning of period                                              16,000
--------------------------------------------------------------------------------
Cash - end of period                                             $     141,000
--------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                           $           -
--------------------------------------------------------------------------------
Cash paid for income taxes                                       $           -
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                     Adsouth Partners, Inc. and Subsidiary
 Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity
                     For the Six Months Ended June 30, 2004
--------------------------------------------------------------------------------

                                       Common Stock       Additional                             Note
                                 -----------------------     Paid-in         Deferred     Receivable-     Accumulated
                                    Shares     Amount        Capital     Compensation     Stockholder         Deficit       Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,
 2003 (see Note 2)              28,000,000     $3,000        $19,000                -               -        ($12,000)    $10,000
Equity section of Zenith
 Technology, Inc.               24,170,475      2,000        932,000        ($783,000)       ($20,000)       (131,000)          -
Transfer to additional
 paid-in capital upon
 reorganization                          -          -       (131,000)               -               -         131,000           -
Capitalization of
 accumulated deficit
 at the time of the S-
 Corp revocation                         -          -        (12,000)               -               -          12,000           -
 Stock issued pursuant to
 stock grants (see Note 7)      29,800,944      3,000      3,592,000         (100,000)              -               -   3,495,000
Amortization of deferred
 compensation (see Note 6)               -          -              -          408,000               -               -     408,000
Stock issued for note
 receivable - related
 party (see Note 5)              5,000,000      1,000      1,001,000                -        (650,000)              -     352,000
Cancellation of note
 receivable - related
 party upon return of
 previously issued
 stock (see Note 5)             (2,180,451)         *       (635,000)               -         635,000               -           -
Interest on note
 receivable - related
 party (see Note 5)                      -          -         10,000                -         (10,000)              -           -
Sale of common stock             2,000,000          *        200,000                -               -               -     200,000
Net loss                                 -          -              -                -               -      (3,634,000) (3,634,000)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2004        86,790,968     $9,000     $4,976,000        ($475,000)       ($45,000)    ($3,634,000)   $831,000
-----------------------------------------------------------------------------------------------------------------------------------

* - less than $1,000.

The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                     Adsouth Partners, Inc. and Subsidiary
     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                     For the SixMonths Ended June 30, 2004
--------------------------------------------------------------------------------

1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Adsouth Partners, Inc. and its wholly owned subsidiary Adsouth, Inc., (collectively the "Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, these interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of Adsouth Partners, Inc. (formerly Zenith Technology, Inc.), included as Exhibit 99.1 in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, Adsouth, Inc., included as Exhibit 99.2 in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-KSB for the year ended December 31, 2003.

         Because the acquisition of Adsouth, Inc., as described in Note 2, is accounted for as a reverse acquisition and the acquirer was organized in July 2003, comparative statements of operations for the three and six months ended June 30, 2004 are not included in this filing.

2.       Acquisition of Adsouth, Inc.

         On January 4, 2004, the Company, the Tiger Fund, Adsouth, Inc., John P. Acunto, Jr. and Angela E. Acunto entered into a share exchange transaction, pursuant to which the Tiger Fund transferred 28,000,000 shares of Common Stock it owned to Mr. John P. Acunto, Jr. and Ms. Angela E. Acunto, who were the two shareholders of Adsouth, Inc., in exchange for their 100% equity ownership in Adsouth, Inc. (the "Adsouth Acquisition"). Upon the completion of the Adsouth Acquisition, control of the Company had changed whereby Mr. John P. Acunto, Jr. and Ms. Angela Acunto owned more than 50% of the total issued and outstanding Common Stock.

         Because the Adsouth Acquisition resulted in the former owners of Adsouth, Inc. gaining control of the Company, the transaction is accounted for as a reverse acquisition. Effective on the acquisition date, the Company's balance sheet includes the assets and liabilities of Adsouth, Inc. and its equity accounts have been recapitalized to reflect the equity of Adsouth, Inc. In addition, effective on the acquisition date, and for all reporting periods thereafter, the Company's operating activities, including any prior comparative periods, will include only those of Adsouth, Inc. However, because Adsouth, Inc. commenced operations in July 2003, comparative operating results for the three and six months ended June 30, 2004 are not included in this filing.

3.       Significant Accounting Policies

         The accounting policies followed by the Company are set forth in Note 1 to the Adsouth Partners, Inc. (formerly Zenith Technology, Inc.), financial statements included as Exhibit 99.1 in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, and in Note 1 to the Adsouth, Inc., financial statements included as Exhibit 99.2 in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

Revenue Recognition

         During the three and six months ended June 30, 2004, the Company derived revenue from the placement of advertising, the production of advertising, creative advertising consulting and public relations and from the sale of products. The Company's advertising services revenue is derived from billings that are earned when the media is placed, from fees earned as advertising services are performed and from production services rendered. In addition, incentive amounts may be earned based on qualitative and/or quantitative criteria. In the case of media placements, revenue is recognized as the media placements appear. During 2004, the Company was the primary obligor and carried all of the credit risk for the media placements and accordingly, recorded the full amount of such billings from the media placements as revenue in accordance with Emerging Issues Task Force Issue No. 99-19. In the case of consulting and production arrangements, the revenue is recognized as the services are performed. The Company's creative consulting revenue is generally earned on a fee basis, and in certain cases incentive amounts may also be earned. As with fee arrangements in advertising, such revenue is recognized as the work is performed. Incentive amounts for advertising and marketing services are recognized upon satisfaction of the qualitative and/or quantitative criteria, as set out in the relevant client contract. Deferred revenues are recognized as a liability when billings are received in advance of the date when revenues are earned. Revenues from the sale of products are recognized upon the shipment of the goods being sold.

Basic and Diluted Income (Loss) Per Share

         Basic and diluted per share results for the three and six months ended June 30, 2004 were computed based on the net income or (loss) allocated to the common stock for the respective period. The weighted average number of shares of common stock outstanding during the period was used in the calculation of basic earnings (loss) per share. In accordance with FAS 128, "Earnings Per Share," the weighted average number of shares of common stock used in the calculation of diluted per share amounts is adjusted for the dilutive effects of potential common shares including, (i) the assumed exercise of stock options based on the treasury stock method; and (ii) the assumed conversion of convertible preferred stock only if an entity records earnings from continuing operations, as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations. As a result of the Company recording a loss during the six months ended June 30, 2004, the average number of common shares used in the calculation of basic and diluted loss per share is identical and have not been adjusted for the effects of 13,222,800 potential common shares from unexercised stock options and warrants. Such potential common shares may dilute earnings per share in the future. For the three months ended June 30, 2004 a portion of such potential common shares were dilutive and 1,722,800 were excluded as they were anti-dilutive. The following table presents a reconciliation of basic earnings per common share to dilutive earnings per common share.

                                                                          Net
                                                           Weighted    Income
                                                     Average Shares       Per
Three Months Ended June 30, 2004         Net Income     Outstanding     Share
------------------------------------------------------------------------------
Basic earnings per common share            $251,000      87,146,489      $.00  *
Effect of potential common shares                 -       4,107,143      $.00  *
------------------------------------------------------------------------------
Diluted earnings per common share          $251,000      91,253,632      $.00  *
------------------------------------------------------------------------------

* - less than $.01

Stock Based Compensation

         The Company has elected to use the intrinsic value method of accounting for stock options in accordance with APB Opinion No. 25 and related interpretations issued to employees under its stock option plans whereby the amount of stock-based compensation expense is calculated as the difference between the fair market value and the exercise price on the date of issuance. For purposes of pro forma disclosures the amount of stock-based compensation as calculated using the fair value method of accounting for stock options issued to employees is amortized over the options' vesting period. The Company's pro forma information for the three and six month periods ended June 30, 2004 is as follows:

                                                  Three Months       Six Months
                                                         Ended            Ended
                                                 June 30, 2004    June 30, 2004
--------------------------------------------------------------------------------
Net income (loss) as reported                    $     251,000   $  (3,634,000)
Deduct:  Amount by which stock- based employee
 compensation as determined under fair value
 based method for all awards exceeds the
 compensation as determined under the
 intrinsic value method                                      -         (19,000)
--------------------------------------------------------------------------------
Pro forma net income (loss) under FAS No. 123    $     251,000   $  (3,653,000)
--------------------------------------------------------------------------------


                                                  Three Months       Six Months
                                                         Ended            Ended
                                                 June 30, 2004    June 30, 2004
--------------------------------------------------------------------------------
Amounts per share of common stock:
Basic:
  As reported                                             $.00*         ($0.05)
  Pro forma under SFAS No. 123                            $.00*         ($0.05)
Diluted:
  As reported                                             $.00*         ($0.05)
  Pro forma under SFAS No. 123                            $.00*         ($0.05)
* - less than $.01

4.       Supplemental Disclosure of Non Cash Investing and Financing Activities

         On March 31, 2004, the Company sold 5,000,000 shares of common stock to a related party for $1 million of which $650,000 was paid with the issuance of a promissory note. On June 23, 2004, 2,180,451 of such shares were returned in cancellation of $635,000 of the related promissory note (see Note 5).

5.       Tiger Fund, Inc. Equity Investment

         Pursuant to the Adsouth Acquisition, the Tiger Fund, Inc. committed to provide the Company with a total of $1 million in equity funding during 2004. Originally, the Tiger fund was to receive a warrant to purchase 2,000,000 shares of Common Stock at $1 per share for its $1 million investment. On March 31, 2004 the Company and the Tiger Fund entered into an amended agreement pursuant to which the Tiger Fund, Inc. purchased 5,000,000 shares of common stock for $1 million consisting of $350,000 cash and a promissory note in the amount of $650,000. As of March 31, 2004, $280,000 of the cash payment was received and in April 2004 the remaining $70,000 was received. The $650,000 promissory note bears interest at 4% per annum and, beginning May 1, 2004, requires monthly payments of approximately $96,000. On June 23, 2004, the Company accepted the return of 2,180,451 share of Common Stock and agreed to cancel $635,000 of the remaining note receivable balance due form the Tiger Fund, Inc.

6.       Deferred Stock Based Compensation

         Pursuant to a management agreement entered into on December 22, 2003 between Strategy Partners, Inc., a related party, and Adsouth Partners, Inc. (formerly Zenith Technology, Inc.) the Company authorized the issuance of 5,217,000 shares of Common Stock valued at approximately $.15 per share to Strategy Partners as payment for the first twelve months of their management consulting services. These shares had a fair value of $783,000 which is being amortized ratably over 2004.

         On May 4, 2004, the Company granted to a consultant 625,000 shares of Common Stock having a fair value of $100,000, which is being amortized over the twelve month life of the underlying consulting agreement.

         The amortization for the two stock issuances described in the preceding two paragraphs for the three and six months ended June 30, 2004 is $212,000 and $408,000, respectively. The unamortized balance of deferred stock based compensation as of June 30, 2004 of $475,000 is presented as a separate component of stockholders' equity.

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

         On February 27, 2004, the Company granted 16,960,000 shares of common stock to employees including 13,360,000 shares issued to its executive officers, granted 400,000 shares of common stock to a non-employee consultant and 3,200,000 shares to the managing director of the Strategy Partners. The fair value of each share on February 27, 2004 was $.09 resulting in stock-based compensation expense of $1.526 million.

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

         On May 4, 2004, the Company issued to a consultant an option to purchase 800,000 shares of common stock at a price of $.163 per share. The fair value of each share on May 4, 2004 was $.13 per share resulting in no stock-based compensation.

Warrants

         On January 28, 2004, the Company issued warrants to purchase an aggregate of 136,134 shares of common stock at a price of $2.00 per share. The fair value of each share on January 28, 2004 was $.22 resulting in no stock-based compensation expense.

         On May 11, 2004, the Company issued a warrant to purchase an aggregate of 786,666 shares of common stock at a price of $.20 per share. The fair value of each share on May 11, 2004 was $.15 resulting in no stock-based compensation expense.

8.       Concentrations of Credit Risk

         For both the three and six months ended June 30, 2004, 89% of the Company's total revenues were derived from one company and as of June 30, 2004 84% of the Company's accounts receivable is from that same customer.

9.       Acquisition of DermaFresh Product

         In February 2004, the Company acquired the DermaFresh product line from an unaffiliated company for cash consideration of $125,000. The acquisition cost is included in other long-term assets and will be amortized as an expense against the future sales of the DermaFresh product.

10.      Employment Agreement

         On March 18, 2004, the Company entered into an employment agreement with its President pursuant to which effective April 5, 2004 he receives an annual base salary of $175,000. In addition, the President received a one-time signing bonus of $50,000 cash and shares of common stock valued at $100,000. The President may receive stock based incentive in the future for revenues that are generated as a result of the direct efforts of the President. No such incentives have been earned as of June 30, 2004. Finally, the President received 500,000 shares of common stock for overseeing the establishment of a web-based advertising business, which such web-site was completed and operational during the first quarter of 2004.

11.      Sale of Common Stock

         On June 4, 2004, the Company sold 2,000,000 shares of its common stock to an accredited investor pursuant to a private placement offering receiving proceeds of $200,000.

12.      Capital Stock

         In April 2004, the Company's stockholders, by a consent of the holders of a majority of the outstanding shares of common stock, consisting of the Company's chief executive officer and his wife, approved an amendment to the Company's certificate of incorporation, which (i) increases the number of authorized shares of common stock, par value $.0001 per share, to 500,000,000 shares, and (ii) to authorize 5,000,000 shares of preferred stock, par value $.0001 per share, of which 3,500,000 shares are designated as Series A Convertible Preferred Stock.

         The Series A Convertible Preferred Stock provides the holders of such shares the right to convert each share into one hundred (100) shares of fully-paid, validly issued and non-assessable shares of the Company's Common Stock, without further consideration, upon any "change of control" of the Company. For purposes of the Series A Convertible Preferred Stock, a "change of control" shall be deemed to have occurred in the event that any person or entity shall have acquired more than twenty-five percent (25%) of the aggregate number of shares of the Company's issued and outstanding Common Stock in any single transaction or series of transactions which is not approved by our Board of Directors. While the Board of Directors has the ability to issue shares of Series A Convertible Preferred Stock to any person, the primary purpose for the authorization to issue a series of stock having the particular attributes of the proposed Series A Convertible Preferred Stock is to serve as a deterrent to any outside person taking control of the Company away from its existing controlling stockholders.

         As of June 30, 2004, the Company has no present arrangement, obligation or specific intention to issue shares of our Preferred Stock to any person, however the Board of Directors does have the express authority, without further shareholder approval, to issue shares of Preferred Stock without the further approval by, or prior knowledge of, the shareholders.

         All remaining shares of Preferred Stock not so specifically designated may be designated in the future by action of the Board of Directors of the Corporation and otherwise in accordance with the applicable provisions of the Nevada Revised Statutes of the State of Nevada.

13. Executive Compensation

         John P. Acunto, Jr., is the controlling stockholder and Chief Executive Officer of the Company (the "CEO") and through June 30, 2004, he was the Company's sole Director. Substantially all of the revenues of the Company since its inception are a direct result of his sales efforts and the CEO's compensation is based on an incentive that corresponds to revenues calculated as 33% of the gross margin, which is defined as revenue less direct costs. Due to budget constraints, during the first six months of 2004, the CEO voluntarily limited his salary to $100,000.

         During the second quarter, the Company paid commissions, approximating $400,000 to the CEO for binding advertising sales orders approximating $3.4 million that have been received by the Company. These orders, under the Company's revenue recognition policies, will not be recognized as revenue until the underlying advertising services are fulfilled, and as such, the amounts for such commissions are classified as prepaid expenses as of June 30, 2004.

14.      Segment Information

         The Company's operating activity consists of two operating segments, Advertising and Products. Segment selection is based upon the organizational structure that the Company's management uses to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure. The Advertising sector consists of the placement of advertising, the production of advertising, creative advertising consulting and public relations. The Products sector includes all activities related to the sale of the DermaFresh product line. Certain corporate and general expenses of the Company are allocated to the Company's segments based on an estimate of the proportion that such allocable amounts benefit the segments.

                                       Advertising      Products         Total
--------------------------------------------------------------------------------
Three Months Ended June 30, 2004:
  Revenues                            $  1,481,000     $    6,000   $ 1,487,000
  Operating income (loss)             $    469,000     $ (218,000)  $   251,000

Six Months Ended June 30, 2004:
  Revenues                            $  1,856,000     $    6,000   $ 1,862,000
  Operating loss                      $ (2,823,000)    $ (811,000)  $(3,634,000)

Other Disclosures:
  Total assets at June 30, 2004       $    817,000     $  271,000   $ 1,088,000

15. Subsequent Events

         On July 8, 2004, the Company issued a $250,000 promissory note to an individual in order to finance inventory purchases. The note bears interest at 18% which is due and payable each month that the note is outstanding. All principal and interest on the note is due on January 8, 2005. The note is secured by the inventory of the Company and a pledge by John P. Acunto, Jr., CEO, of 3,000,000 shares of the Company's common stock owned by him. In addition, the Company issued to the individual 230,203 shares of its common stock, the value of which will reduce the amount of interest that is payable in cash and the fair value of such stock is treated as interest expense.

         On July 9, 2004, the Company obtained a $100,000 bank line of credit. The line of credit bears interest at prime, currently 4.25% and is collateralized by a $100,000 certificate of deposit.

         On July 20, 2004, the Company sold 700,000 shares of its common stock to an accredited investor pursuant to a private placement offering receiving proceeds of $52,500.

         On July 23, 2004, the Company's board of directors authorized the repurchase of up to $500,000 of the company's common stock from time to time in open market transactions. As of August 14, 2004, the Company has not purchase any such shares.

         On August 9, 2004, the Company registered an aggregate of 48,300,000 shares of its common stock on Form S-8 (file no. 333-118049) as filed with the Securities and Exchange Commission. The registration statement covered 25,850,944 shares which are already issued and outstanding from stock grants, 12,300,000 shares underlying unexercised incentive stock options and 10,149,056 reserved for future issuance under the Company's stock incentive plans. The terms on which the restricted stock grants were issued provide that the shares cannot be sold until the last to occur of (i) the date stockholder approval of these plans, which occurred in April 2004, (ii) the date the shares are registered, which occurred on August 9, 2004, (iii) the date of the filing of a Form 10-KSB annual report or Form 10-QSB quarterly report which reflects profitable operations of the Company for one calendar quarter (iii) upon filing of the registration statement of which this prospectus is a part, and (iv) the date of which the board of directors determines that the right to transfer vests, except that, in any event, the right to transfer the shares vests on the earlier of five years from the date of the restricted stock grant or the date of a change of control, as defined in the plans. As of the date of the filing of this Form 10-QSB, the right to transfer the shares issued pursuant to the restricted stock grants has not vested.

         On August 10, 2004, the Company expanded its board of directors to four, with the election of John Cammarano, Gary Hohman and Lee Wingeier.

         In August 2004, the Company established a compensation committee in large part to oversee the compensation paid to the Company's employees and to oversee the Company's stock incentive plans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

         This Quarterly Report of Adsouth Partners, Inc. ("us", "we" "our" or the "Company") on Form 10-QSB, including this section entitled "Management's Discussion and Analysis of Financial Condition and results of Operations," may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed under "Risk Factors" in our Form S-8, which was filed with the SEC on August 9, 2004, and in our Form 10-KSB annual report for the year ended December 31, 2003, those described in Management's Discussion and Analysis of Financial Conditions and Results of Operations in our Form 10-KSB annual report for the year ended December 31, 2003 and this Form 10-QSB quarterly report, and those described and in any other filings which we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to our financial conditions, the availability of financing, the ability to generate clients for the direct response marketing business and the ability to successfully develop Dermafresh business and other factors which affect the industries in which we conduct business, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

         The important factors that could cause actual results to differ from those in the forward-looking statements herein (the "cautionary statements") are more fully described in our Form S-8, which was filed with the SEC on August 9, 2004, and Form 10-KSB for the year ended December 31, 2003, and include, without limitation: We Face Intense Competition In The Direct Marketing, Advertising And Media Placement Services Which We Provide To Our Clients, And As A Small, Public Company We May Not Be Able To Sustain Sufficient Business Growth And Revenue Production To Compete Successfully; Our Business Is Highly Subject To Fluctuations In The Economy, Reductions In Corporate Budgeting, Increases In Media Costs And Other Factors Affecting Advertisers And Marketers Generally; We Do Not Often Maintain Long-Term Agreements With Our Customers And May Be Unable To Retain Customers, Attract New Customers Or Replace Departing Customers With Customers That Can Provide Comparable Revenues; We May Not Be Able To Continue To Grow Through Acquisitions Of Or Investments In Other Companies Or Products; Management Of Future Acquisitions And Growth Will Require Additional Investment, Which May Exceed Our Ability To Manage This Growth; Loss Of Key Personnel Or Inability To Hire Additional Qualified Personnel Might Result In Failure To Implement Our Plans; Control By Management Might Limit Independent, Public Shareholder Influence Over Our Corporation; Our Limited Prior Public Market And Restrictions On The Free Sale Or Transferability Of Our Stock May Adversely Effect Our Stock's Value And Liquidity; The Issuance Of Shares Through Our Stock Compensation And Incentive Plans May Dilute The Value Of Existing Shareholders; We Do Not Intend To Declare Any Dividends On Our Stock For The Foreseeable Future, If At All; Our Publicly-Traded Stock Is Subject To Significant Restrictions And Limitations Imposed By The SEC And Self-Regulatory Organizations Involving The Purchase And Sale Of Penny Stocks.

         The success of recent or contemplated future acquisitions will depend on the effective integration of newly-acquired businesses, products or services into the Company's current operations. Important factors for integration include realization of anticipated synergies and cost savings and the ability to retain and attract new personnel and clients.

         This Quarterly Report also contains certain financial information calculated on a "pro forma" basis. Because "pro forma" financial information by its very nature departs from traditional accounting conventions, this information should not be viewed as a substitute for historical financial information prepared in accordance with GAAP contained in the Company's financial statements that are contained in this Quarterly Report and should be read in conjunction therewith.

         Investors should evaluate any statements made by the Company in light of these important factors.

Results of Operations

Reverse Merger Acquisition

         On January 4, 2004, our acquisition of Adsouth, Inc. ("Adsouth") was completed, and on such date we became a direct response marketing company. Beginning with the quarter ending March 31, 2004, and for all reporting periods thereafter, our operating activities, including the prior period comparatives, include only those of Adsouth. Because Adsouth commenced operations in July 2003, there are no comparative operating results for the three and six months ended June 30, 2004.During the first sixty days after the acquisition of Adsouth we spent significant time and resources developing and implementing our business model. Our most significant expense in the first quarter of 2004 was $3.495 million of non-cash stock based compensation expense representing the fair value of common stock that was granted to employees and consultants during the first quarter of 2004. The stock grants were used to obtain financial, legal and management consulting services and to attract qualified employees to Adsouth. During the first quarter of 2004 we added five new permanent employees including our president and our chief financial officer. Our salaries and related costs during the first quarter of 2004 include signing bonuses of $50,000. The acquisition of Adsouth also required the audit of both the holding company and Adsouth which services were performed during the first quarter of 2004 and amounted in the aggregate to $42,000.

Current Operations

         The marketing communications business is highly competitive, with agencies of all sizes and disciplines competing primarily on the basis of quality of service to attract and retain clients and personnel. We intend to develop a market niche by providing a full level of service quality that users of direct marketing services may not receive from our larger competitors and to become vertically integrated with the addition of new direct marketing products. Our operating activity consists of two operating segments, Advertising and Products. The Advertising sector consists of the placement of advertising, the production of advertising, creative advertising consulting and public relations. The Products sector includes all activities related to the sale of the DermaFresh product line. Selected financial information of our operating segments is presented in the following table.

                                                        Advertising            Products             Total
-----------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2004:
  Revenues                                           $    1,481,000      $        6,000     $   1,487,000
  Costs and expenses (excluding non cash
  stock-based compensation expense)                         870,000             153,000         1,023,000
-----------------------------------------------------------------------------------------------------------
                                                            611,000            (147,000)          464,000
  Non cash stock-based compensation expense                 142,000              71,000           213,000
-----------------------------------------------------------------------------------------------------------
  Net income (loss)                                  $      469,000      $     (218,000)    $     251,000
-----------------------------------------------------------------------------------------------------------

Six Months Ended June 30, 2004:
  Revenues                                           $    1,856,000      $        6,000     $   1,862,000
  Costs and expenses (excluding non cash
  stock-based compensation expense)                       1,341,000             242,000         1,583,000
-----------------------------------------------------------------------------------------------------------
                                                            515,000            (236,000)          279,000
  Non cash stock-based compensation expense               3,328,000             575,000         3,903,000
-----------------------------------------------------------------------------------------------------------
  Operating loss                                         (2,813,000)           (811,000)       (3,624,000)
  Non-operating expenses                                    (10,000)                  -           (10,000)
-----------------------------------------------------------------------------------------------------------
  Net loss                                           $   (2,823,000)          ($811,000)      ($3,634,000)
-----------------------------------------------------------------------------------------------------------

Advertising

         During the second quarter of 2004 the Advertising segments revenues increased $1.106 million, or 296%, from the first quarter of 2004. The Advertising segment generated income of $611,000 before the deduction of non cash stock-based compensation expense of $142,000, resulting in operating income of $469,000. Advertising revenues in the first half of 2004 were $1.856 million upon which the Advertising segment generated income of $515,000 before the deduction of $3.328 million of non cash stock-based compensation expense, resulting in an operating loss of $2.813 million.

Products

         During the first quarter of 2004 we acquired the rights to the DermaFresh product line. The second Quarter of 2004 was the first period in which we started generating revenues from our Products segment amounting to $6,000 for both the second quarter and first half of 2004. Overall the Products segment generated losses of 218,000 and $811,000, respectively for the second quarter and first half of 2004. These losses include non cash stock-based compensation expense of $71,000 and $575,000, respectively, for the second quarter and first half of 2004. Subsequent to June 30, 2004, the, the Products segment received retail orders in excess of $700,000 which are expected to be shipped in the third quarter of 2004.

Financial Condition

         As of June 30, 2004, our working capital assets were $880,000 and included $141,000 of cash, $155,000 of accounts receivable, $71,000 of inventory and $513,000 of prepaid expenses. Our current liabilities as of June 30, 2004 were $257,000 including $209,000 of accounts payable and $43,000 of accrued salary. During the first half of 2004 our operating activities used $225,000 of cash. Non operating sources of cash during the first half of 2004 included $551,000 from the sale of common stock. Our significant use of cash during the first half of 2004 included $125,000 to acquire the rights to the DermaFresh product line and $55,000 for capital expenditures. We expect that a significant portion of our future cash needs will be generated from our operations and from the sale of securities of the Company. We anticipate the need to obtain additional funding to finance the purchase of any products we may offer for sale

         Our working capital was also affected by our compensation arrangement with our chief executive officer whereby he received during the six months ended June 30, 2004, commissions of approximately $400,000 based on firm orders placed with us. Under the terms of our agreement with the client, we did not receive all of the money on which the commission was payable and the sale will not booked as revenue until the underlying advertising services are performed..

Item 3. Controls and Procedures

         Our Chief Executive Officer and Chief Financial Officer, have supervised and participated in an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on their evaluation, they believe that our disclosure controls and procedures, as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Based on the recommendations of our accountants, we have modified our internal controls as they relate to executive compensation, whereby the Company will no longer make payments to third parties on behalf of an executive, and all compensation due to the executive will be paid directly to him. As a result of the evaluation, there were no other significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II           OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         On April 26, 2004, by a consent in lieu of a meeting, John P. Acunto, Jr., our chief executive officer, and Angela E. Acunto, his wife, the holders of 48,138,300 shares of common stock, representing 59.6% of the outstanding common stock, executed a consent of stockholders as provided in an information statement sent to stockholders, pursuant to which they approved:

1. The change in the name of the corporation to Adsouth Partners, Inc.

2. The amendment to our Articles of Incorporation to (i) increase the number of authorized shares of common stock, par value $.0001 per share, to 500,000,000 shares, and (ii) to authorize 5,000,000 shares of preferred stock, par value $.0001 per share, of which 3,500,000 shares are designated as Series A Convertible Preferred Stock

3. The Amended and Restated Stock Incentive Plan

4. The Amended and Restated Stock Management Incentive Plan

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

31.1     Chief Executive Officer Certification.
31.2     Chief Financial Officer Certification
32       Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         1) Current report filed on April 27, 2004 amending our February 13, 2004 8-K filing reporting a change in accountants.
         2) Current report filed on May 14, 2004 reporting the issuance of a press release.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  ADSOUTH PARTNERS, INC.

/S/                    Chief Executive Officer and Director      August 14, 2004
John P. Acunto         (Principal Executive and Accounting Officer)


/S/                    Chief Financial Officer                   August 14, 2004
Anton Lee Wingeier     (Chief Accounting Officer)

Exhibit 31.1

            SECTION 302 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, John P. Acunto, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Adsouth Partners, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:
       a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
       b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
       c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
       d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
       a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

August 14, 2004


By   /S/John P. Acunto, Jr.
        Chief Executive Officer

Exhibit 31.2

            SECTION 302 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Anton Lee Wingeier, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Adsouth Partners, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:
       a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
       b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
       c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
       d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
       a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

August 14, 2004

By   /S/ Anton Lee Wingeier
         Chief Financial Officer

Exhibit 32

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Adsouth Partners, Inc., (the "Company") on Form 10-QSB for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer and Chief Financial Officer of the Company hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 that (based on their knowledge):
1) the Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934, and 2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.

/S/ John P. Acunto, Jr.
Chief Executive Officer

/S/ Anton Lee Wingeier
Chief Financial Officer

August 14, 2004