Form 10QSB
period 2004-09-30
ADSOUTH PARTNERS, INC.
filed 2004-11-12
CIK 1158235

U.S. Securities and Exchange Commission
                              Washington, DC 20549


                                  Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT for the transition period from ___________________ to ___________________.


                         Commission File Number 0-33135

                             ADSOUTH PARTNERS, INC.
                             ----------------------
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

As of November 10, there are 90,221,171 shares of the par value $.0001 common stock outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

         Indicate by checkmark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities and Exchange Act of 1934.
Yes [ ]      No [X]

                             ADSOUTH PARTNERS, INC.
                                      Index

                                                                         Page

Part I. FINANCIAL INFORMATION                                                3

Item 1. Financial Statements                                                 3

Unaudited Condensed Sector Statements of Operations
         -Three Months Ended September 30, 2004 and the period
          from July 8, 2003 (Date of Inception) to September 30, 2003        3

Unaudited Condensed Consolidated Statements of Operations
         -Three Months Ended September 30, 2004 and the period
          from July 8, 2003 (Date of Inception) to September 30, 2003        4

Unaudited Condensed Sector Statements of Operations
         -Nine Months Ended September 30, 2004 and the period
          from July 8, 2003 (Date of Inception) to September 30, 2003        5

Unaudited Condensed Consolidated Statements of Operations
         -Nine Months Ended September 30, 2004 and the period
          from July 8, 2003 (Date of Inception) to September 30, 2003        6

Unaudited Condensed Sector Balance Sheet - As of September 30, 2004        7-8

Unaudited Condensed Consolidated Balance Sheet - As of September 30, 2004    9

Unaudited Condensed Sector Statements of Cash Flows
         -Nine Months Ended September 30, 2004 and the period
          from July 8, 2003 (Date of Inception) to September 30, 2003       10

Unaudited Condensed Consolidated Statements of Cash Flows
         -Nine Months Ended September 30, 2004 and the period
          from July 8, 2003 (Date of Inception) to September 30, 2003       11

Unaudited Condensed Consolidated Statement of Changes in Stockholders'
          Equity  - For the nine Months Ended September 30, 2004            12

Notes to Unaudited Condensed Consolidated Interim Financial Statements   13-21

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        21-23

Item 3. Controls and Procedures                                             23

PART II           OTHER INFORMATION                                         24

Item 1. Legal Proceedings                                                   24

Item 2. Recent Sales of Unregistered Securities                             24

Item 5. Other Information                                                   24

Item 6.  Exhibits and Reports on Form 8-K                                   24

SIGNATURES                                                                  25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

--------------------------------------------------------------------------------
                      Adsouth Partners, Inc. and Subsidiary
              Unaudited Condensed Sector Statements of Operations
                 For the Three Months Ended September 30, 2004
            and the Period from July 8, 2003 (Date of Inception) to
                               September 30, 2003
--------------------------------------------------------------------------------

                                                                                       2004                    2003
-------------------------------------------------------------------------------------------------------------------
ADVERTISING
Revenues                                                                         $1,028,000                $136,000
-------------------------------------------------------------------------------------------------------------------
Costs and expenses

Media placement and production costs                                                214,000                  71,000
Selling, administrative and other expense (includes $175,000 of non cash
stock based compensation for the three months ended September 30, 2004)             763,000                  33,000
-------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                                            977,000                 104,000
-------------------------------------------------------------------------------------------------------------------
Operating income - Advertising                                                       51,000                  32,000
-------------------------------------------------------------------------------------------------------------------

PRODUCTS

Revenues                                                                            922,000                       -
-------------------------------------------------------------------------------------------------------------------
Costs and expenses
Cost of sales                                                                       432,000                       -
Selling, administrative and other expense (includes $87,000 of non cash
stock based compensation for the three months ended September 30, 2004)             418,000                       -
-------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                                            850,000                       -
-------------------------------------------------------------------------------------------------------------------
Operating income - Products                                                          72,000                       -
Interest expense                                                                    (16,000)                      -
-------------------------------------------------------------------------------------------------------------------
Net income - Products                                                                56,000                       -
-------------------------------------------------------------------------------------------------------------------

TOTAL COMPANY
Net income                                                                         $107,000                 $32,000
-------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares                                         88,048,223              52,126,019
-------------------------------------------------------------------------------------------------------------------

AMOUNTS PER SHARE OF COMMON STOCK
Basic net income                                                                       $.00 *                  $.00 *
-------------------------------------------------------------------------------------------------------------------
Diluted net income                                                                     $.00 *                  $.00 *
-------------------------------------------------------------------------------------------------------------------

* - less than $.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                      Adsouth Partners, Inc. and Subsidiary
            Unaudited Condensed Consolidated Statements of Operations
                  For the Three Months Ended September 30, 2004
             and the Period from July 8, 2003 (Date of Inception) to
                               September 30, 2003
--------------------------------------------------------------------------------

                                                                                        2004                  2003
-------------------------------------------------------------------------------------------------------------------
Revenues
Advertising                                                                       $1,028,000              $136,000
Products                                                                             922,000                     -
-------------------------------------------------------------------------------------------------------------------
Revenues                                                                           1,950,000               136,000
-------------------------------------------------------------------------------------------------------------------
Costs and expenses
Media placement and production costs                                                 214,000                71,000
Cost of sales                                                                        432,000                     -
Selling, administrative and other expense (includes $262,000 of non cash
stock based compensation for the three months ended September 30, 2004)            1,181,000                33,000
-------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                                           1,827,000               104,000
-------------------------------------------------------------------------------------------------------------------
Income from operations                                                               123,000                32,000
Interest expense                                                                     (16,000)                    -
-------------------------------------------------------------------------------------------------------------------
Net income                                                                          $107,000                32,000
-------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares                                          88,048,223            52,126,019
-------------------------------------------------------------------------------------------------------------------

AMOUNTS PER SHARE OF COMMON STOCK
Basic net income                                                                        $.00 *                $.00 *
-------------------------------------------------------------------------------------------------------------------
Diluted net income                                                                      $.00 *                $.00 *
-------------------------------------------------------------------------------------------------------------------

* - less than $.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                      Adsouth Partners, Inc. and Subsidiary
              Unaudited Condensed Sector Statements of Operations
                  For the Nine Months Ended September 30, 2004
            and the Period from July 8, 2003 (Date of Inception) to
                               September 30, 2003
--------------------------------------------------------------------------------

                                                                                      2004                     2003
-------------------------------------------------------------------------------------------------------------------
ADVERTISING
Revenues                                                                        $2,884,000                 $136,000
-------------------------------------------------------------------------------------------------------------------
Costs and expenses
Media placement and production costs                                               973,000                   71,000
Selling, administrative and other expense (includes $3,503,000 of non cash
stock based compensation for the nine months ended September 30, 2004)           4,673,000                   33,000
-------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                                         5,646,000                  104,000
-------------------------------------------------------------------------------------------------------------------
Operating income (loss) - Advertising                                           (2,762,000)                  32,000
Loss on sale of marketable securities                                              (10,000)                       -
-------------------------------------------------------------------------------------------------------------------
Net income (loss) - Advertising                                                 (2,772,000)                  32,000
-------------------------------------------------------------------------------------------------------------------

PRODUCTS
Revenues                                                                           928,000                        -
-------------------------------------------------------------------------------------------------------------------
Costs and expenses
Cost of sales                                                                      433,000                        -
Selling, administrative and other expense (includes $663,000 of non cash
stock based compensation for the nine months ended September 30, 2004)           1,234,000                        -
-------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                                         1,667,000                        -
-------------------------------------------------------------------------------------------------------------------
Operating loss - Products                                                         (739,000)                       -
Interest expense                                                                   (16,000)                       -
-------------------------------------------------------------------------------------------------------------------
Net loss - Products                                                               (755,000)                       -
-------------------------------------------------------------------------------------------------------------------

TOTAL COMPANY
Net income (loss)                                                              ($3,527,000)                 $32,000
-------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares                                        81,166,253               40,847,450
-------------------------------------------------------------------------------------------------------------------

AMOUNTS PER SHARE OF COMMON STOCK
Basic net income (loss)                                                              ($.04)                    $.00 *
-------------------------------------------------------------------------------------------------------------------
Diluted net income (loss)                                                            ($.04)                    $.00 *
-------------------------------------------------------------------------------------------------------------------

* - less than $.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                      Adsouth Partners, Inc. and Subsidiary
           Unaudited Condensed Consolidated Statements of Operations
                  For the Nine Months Ended September 30, 2004
            and the Period from July 8, 2003 (Date of Inception) to
                               September 30, 2003
--------------------------------------------------------------------------------

                                                                                        2004                  2003
-------------------------------------------------------------------------------------------------------------------
Revenues
Advertising                                                                       $2,884,000              $136,000
Products                                                                             928,000                     -
-------------------------------------------------------------------------------------------------------------------
Revenues                                                                           3,812,000               136,000
-------------------------------------------------------------------------------------------------------------------
Costs and expenses
Media placement and production costs                                                 972,000                71,000
Cost of sales                                                                        433,000                     -
Selling, administrative and other expense (includes $4,166,000 of non cash
stock based compensation for the nine months ended September 30, 2004)             5,907,000                33,000
-------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                                           7,313,000               104,000
-------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                                     (3,501,000)               32,000
Interest expense                                                                     (16,000)                    -
Loss on sale of marketable securities                                                (10,000)                    -
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                ($3,527,000)               32,000
-------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares                                          81,166,253            40,847,450
-------------------------------------------------------------------------------------------------------------------

AMOUNTS PER SHARE OF COMMON STOCK
Basic net income (loss)                                                                ($.04)                 $.00 *
-------------------------------------------------------------------------------------------------------------------
Diluted net income (loss)                                                              ($.04)                 $.00 *
-------------------------------------------------------------------------------------------------------------------

* - less than $.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                      Adsouth Partners, Inc. and Subsidiary
                    Unaudited Condensed Sector Balance Sheet
                            As of September 30, 2004
--------------------------------------------------------------------------------

ASSETS
ADVERTISING

Cash and cash equivalents (includes $100,000 restricted cash)    $      658,000
Accounts receivable                                                     746,000
Prepaid expenses and other current assets                               313,000
--------------------------------------------------------------------------------
Total current assets                                                  1,717,000
Property and equipment, net                                              57,000
Deposits                                                                  9,000
--------------------------------------------------------------------------------
Total Advertising assets                                              1,783,000
--------------------------------------------------------------------------------

PRODUCTS
Cash                                                                      1,000
Accounts receivable                                                     269,000
Due from factor                                                         104,000
Inventory                                                               214,000
Prepaid expenses and other current assets                                39,000
--------------------------------------------------------------------------------
Total current assets                                                    627,000
Property and equipment, net                                              22,000
Investment in product line rights                                       116,000
Deposits                                                                  4,000
--------------------------------------------------------------------------------
Total Product assets                                                    769,000
--------------------------------------------------------------------------------
TOTAL ASSETS                                                     $    2,552,000
--------------------------------------------------------------------------------

                                                                  (continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                      Adsouth Partners, Inc. and Subsidiary
                    Unaudited Condensed Sector Balance Sheet
                            As of September 30, 2004
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
ADVERTISING

Accounts payable                                                 $      147,000
Accrued salaries and payroll taxes                                      151,000
Deferred revenues                                                        55,000
--------------------------------------------------------------------------------
Total Advertising current liabilities                                   353,000
--------------------------------------------------------------------------------

PRODUCTS
Accounts payable                                                        477,000
Accrued salaries and payroll taxes                                       38,000
Accrued expenses                                                         28,000
Notes payable                                                           250,000
--------------------------------------------------------------------------------
Total Products current liabilities                                      793,000
--------------------------------------------------------------------------------

Contingencies and commitments (see Notes 10 and 14)

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value; 5,000,000 shares
 authorized, 3,500,000 designated as Series A
 Convertible Preferred Stock, none issued and
 outstanding as of September 30, 2004                                        -
Common stock, $.0001 par value; 500,000,000 shares
 authorized, 90,221,171 issued and outstanding as
 of September 30, 2004                                                   9,000
Additional paid-in capital                                           5,290,000
Deferred compensation                                                 (321,000)
Notes receivable - stockholder                                         (45,000)
Accumulated deficit                                                 (3,527,000)
--------------------------------------------------------------------------------
Total stockholders' equity                                           1,406,000
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $    2,552,000
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                      Adsouth Partners, Inc. and Subsidiary
                 Unaudited Condensed Consolidated Balance Sheet
                            As of September 30, 2004
--------------------------------------------------------------------------------

ASSETS

Cash and cash equivalents (includes $100,000 restricted cash)    $     659,000
Accounts receivable                                                  1,015,000
Due from factor                                                        104,000
Inventory                                                              214,000
Prepaid expenses and other current assets                              352,000
--------------------------------------------------------------------------------
Total current assets                                                 2,344,000
Property and equipment, net                                             79,000
Investment in product line rights                                      116,000
Deposits                                                                13,000
--------------------------------------------------------------------------------
TOTAL ASSETS                                                     $   2,552,000
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                 $     624,000
Accrued salaries and payroll taxes                                     189,000
Deferred revenues                                                       55,000
Accrued expenses                                                        28,000
Notes payable                                                          250,000
--------------------------------------------------------------------------------
Total current liabilities                                            1,146,000
--------------------------------------------------------------------------------

Contingencies and commitments (see Notes 10 and 14)

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value; 5,000,000 shares
 authorized, 3,500,000 designated as Series A
 Convertible Preferred Stock, none issued and
 outstanding as of September 30, 2004                                        -
Common stock, $.0001 par value; 500,000,000 shares
 authorized, 90,221,171 issued and outstanding
 as of September 30, 2004                                                9,000
Additional paid-in capital                                           5,290,000
Deferred compensation                                                 (321,000)
Notes receivable - stockholder                                         (45,000)
Accumulated deficit                                                 (3,527,000)
--------------------------------------------------------------------------------
Total stockholders' equity                                           1,406,000
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   2,552,000
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                     Adsouth Partners, Inc. and Subsidiary
              Unaudited Condensed Sector Statements of Cash Flows
                  For the Nine Months Ended September 30, 2004
            and the Period from July 8, 2003 (Date of Inception) to
                               September 30, 2003
--------------------------------------------------------------------------------

                                                                       2004                2004                 2003
                                                                Advertising            Products          Advertising
                                                            ---------------------------------------------------------
CASH FLOWS - OPERATING ACTIVITIES:
Net income (loss)                                            $   (2,772,000)     $      (755,000)     $       31,000
Adjustments to reconcile net loss to net cash
- operating activities:
Non cash stock based compensation expense                         3,503,000              663,000                   -
Loss on sale of marketable securities                                10,000                    -                   -
Depreciation and amortization                                         5,000               11,000                   -
Other operating adjustments                                           2,000                    -                   -
Changes in assets and liabilities:
Accounts receivable                                                (746,000)            (269,000)                  -
Due from factor                                                           -             (104,000)                  -
Inventory                                                                 -             (214,000)                  -
Prepaid expense and other current assets                           (313,000)             (14,000)                  -
Accounts payable                                                    129,000              477,000              29,000
Accrued salaries and payroll taxes                                  146,000               38,000                   -
Deferred revenues                                                    55,000                    -             113,000
Accrued expenses                                                          -               27,000                   -
--------------------------------------------------------------------------------------------------------------------
Net cash - operating activities                                      19,000             (140,000)            173,000
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS - INVESTING ACTIVITIES:

Capital expenditures                                                (49,000)             (24,000)             (2,000)
Acquisition of marketable securities                               (246,000)                   -
Proceeds from sale of marketable securities                         236,000                    -
Deposits                                                             (8,000)              (4,000)             (1,000)
Investment in product line rights                                         -             (125,000)
--------------------------------------------------------------------------------------------------------------------
Net cash - investing activities                                     (67,000)            (153,000)             (3,000)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS - FINANCING ACTIVITIES:

Proceeds from notes payable                                               -              250,000                   -
Proceeds from the exercise of stock options                         130,000                    -                   -
Proceeds from issuance of common stock                              560,000               44,000                   -
Capital distributions                                                     -                    -            (143,000)
--------------------------------------------------------------------------------------------------------------------
Net cash - financing activities                                     690,000              294,000            (143,000)
--------------------------------------------------------------------------------------------------------------------
Net change in cash                                                  642,000                1,000              27,000
Cash - beginning of period                                           16,000                    -                   -
--------------------------------------------------------------------------------------------------------------------
Cash - end of period                                         $      658,000      $         1,000      $       27,000
--------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                       $            -      $        16,000      $            -
--------------------------------------------------------------------------------------------------------------------
Cash paid for income taxes                                   $            -      $             -      $            -
--------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                     Adsouth Partners, Inc. and Subsidiary
           Unaudited Condensed Consolidated Statements of Cash Flows
                  For the Nine Months Ended September 30, 2004
            and the Period from July 8, 2003 (Date of Inception) to
                               September 30, 2003
--------------------------------------------------------------------------------

                                                                                     2004                    2003
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS - OPERATING ACTIVITIES:
Net income (loss)                                                       $      (3,527,000)    $            31,000
Adjustments to reconcile net loss to net cash - operating activities:
Non cash stock based compensation expense                                       4,166,000                       -
Loss on sale of marketable securities                                              10,000                       -
Depreciation                                                                       16,000                       -
Other operating adjustments                                                         2,000                       -
Changes in assets and liabilities:
Accounts receivable                                                            (1,015,000)                      -
Due from factor                                                                  (104,000)                      -
Inventory                                                                        (214,000)                      -
Prepaid expense and other current assets                                         (327,000)                      -
Accounts payable                                                                  606,000                  29,000
Accrued salaries and payroll taxes                                                184,000                       -
Deferred revenues                                                                  55,000                 113,000
Accrued expenses                                                                   27,000                       -
-------------------------------------------------------------------------------------------------------------------
Net cash - operating activities                                                  (121,000)                173,000
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS - INVESTING ACTIVITIES:
Capital expenditures                                                              (73,000)                 (2,000)
Acquisition of marketable securities                                             (246,000)                      -
Proceeds from sale of marketable securities                                       236,000                       -
Deposits                                                                          (12,000)                 (1,000)
Investment in product line rights                                                (125,000)                      -
-------------------------------------------------------------------------------------------------------------------
Net cash - investing activities                                                  (220,000)                 (3,000)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS - FINANCING ACTIVITIES:
Proceeds from notes payable                                                       250,000                       -
Proceeds from the exercise of stock options                                       130,000                       -
Proceeds from issuance of common stock                                            604,000                       -
Capital distributions                                                                                    (143,000)
-------------------------------------------------------------------------------------------------------------------
Net cash - financing activities                                                   984,000                (143,000)
-------------------------------------------------------------------------------------------------------------------
Net change in cash                                                                643,000                  27,000
Cash - beginning of period                                                         16,000                       -
-------------------------------------------------------------------------------------------------------------------
Cash - end of period                                                    $         659,000       $          27,000
-------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                                  $          16,000       $               -
-------------------------------------------------------------------------------------------------------------------
Cash paid for income taxes                                              $               -       $               -
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                     Adsouth Partners, Inc. and Subsidiary
 Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity
                  For the Nine Months Ended September 30, 2004
--------------------------------------------------------------------------------

                                                            Additional                            Note
                                        Common Stock           Paid-in        Deferred    Receivable -   Accumulated
                                   -------------------------
                                       Shares     Amount       Capital    Compensation     Stockholder       Deficit         Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003
 (see Note 2)                      28,000,000     $3,000       $19,000               -               -      ($12,000)      $10,000
Equity section of Zenith
 Technology, Inc.                  24,170,475      2,000       932,000       ($783,000)       ($20,000)     (131,000)            -
Transfer to additional
 paid-in capital upon
 reorganization                             -          -      (131,000)              -               -       131,000             -
Capitalization of accumulated
 deficit at the time of the
 S-Corp revocation                          -          -       (12,000)              -               -        12,000             -
Stock issued pursuant to stock
 grants (see Note 7)               30,050,944      3,000     3,622,000        (130,000)              -             -     3,495,000
Grant of stock options (see
 Note 6)                                    -          -        78,000         (78,000)              -             -             -
Exercise of stock options
 (see Note 6)                       2,250,000          *       130,000               -               -             -       130,000
Amortization of deferred
 compensation (see Note 6)                  -          -             -         670,000               -             -       670,000
Stock issued for note receivable
 - related party (see Note 5)       5,000,000      1,000     1,001,000               -        (650,000)            -       352,000
Cancellation of note receivable
 - related party upon return
 of previously issued stock
 (see Note 5)                      (2,180,451)         *      (635,000)              -         635,000             -             -
Interest on note receivable
 - related party (see Note 5)               -          -        10,000               -         (10,000)            -             -
Stock issued in lieu of cash
 for interest expense                 230,203          *        25,000               -               -             -        25,000
Sale of common stock                2,700,000          *       251,000               -               -             -       251,000
Net loss                                    -          -             -               -               -    (3,527,000)   (3,527,000)
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2004      90,221,171     $9,000    $5,290,000       ($321,000)       ($45,000)  ($3,527,00)    $1,406,000
------------------------------------------------------------------------------------------------------------------------------------

* - less than $1,000.

The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                     Adsouth Partners, Inc. and Subsidiary
     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                  For the Nine Months Ended September 30, 2004
--------------------------------------------------------------------------------

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

         Because the Adsouth Acquisition resulted in the former owners of Adsouth, Inc. gaining control of the Company, the transaction is accounted for as a reverse acquisition. Effective on the acquisition date, the Company's balance sheet includes the assets and liabilities of Adsouth, Inc. and its equity accounts have been recapitalized to reflect the equity of Adsouth, Inc. In addition, effective on the acquisition date, and for all reporting periods thereafter, the Company's operating activities, including any prior comparative periods, will include only those of Adsouth, Inc. However, because Adsouth, Inc. commenced operations in July 2003, comparative operating results for the three and nine months ended September 30, 2004 both include the period from July 8, 2003 (date of inception) to September 30, 2003 in this filing.

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

Factored Receivables (Due from Factor)

         On September 22, 2004 the Company and a factoring company executed an Account Transfer and Purchase Agreement pursuant to the Company to sell up to $2,000,000 of its qualified receivables on a non-recourse basis. The Company pays a fixed discount of 1% of the gross amount of any receivables sold and is advanced 80% of the gross amount of such receivables (the "Initial Advance") and the remaining 20% of the gross amount of any receivables sold is held as a reserve by the factoring company (the " Due from Factor") until such time as the receivable is collected by the factoring company. The Company pays a variable discount of a base rate plus 2% on the Initial Advances for the period of time that the Initial Advances remain outstanding. The effective rate as of September 30, 2004 was 6.75%. For the three and nine months ended September 30, 2004, the total fixed and variable discounts were an aggregate of $6,000. The amount due from factor as of September 30, 2004 was $104,000.

Bank Line of Credit

         On July 9, 2004, the Company obtained a $100,000 bank line of credit. The line of credit bears interest at prime and is collateralized by a $100,000 certificate of deposit. During the three and nine months ended September 30, 2004 the Company borrowed $100,000 on the line-of-credit all of which was repaid and there remains no balance on the line-of-credit as of September 30, 2004. During the three and nine months ended September 30, 2004, interest expense on the line of credit approximated $1,000. The effective rate on the line of credit was 4.5625% as of September 30, 2004.

Note Payable

         On July 8, 2004, the Company issued a $250,000 promissory note to an individual. The proceeds from the note payable were primarily used to purchase product inventory. The note bears interest at 18% which is due and payable each month that the note is outstanding. All principal and interest on the note is due on January 8, 2005. The note is secured by the inventory of the Company and a pledge by the chief executive officer, of 3,000,000 shares of the Company's common stock owned by him. In addition, the Company issued to the individual 230,203 shares of its common stock, having a value of $25,000, which will reduce the amount of interest that is payable in cash and the fair value of such stock is treated as interest expense. During the three and nine months ended September 30, 2004 interest expense on the note payable approximated $10,000 and as of September 30, 2004 the remaining unamortized value of the common stock issued in lieu of cash for interest expense of $15,000 is included in prepaid expenses.

Revenue Recognition

         During the three and nine months ended September 30, 2004, the Company derived revenue from the placement of advertising, the production of advertising, creative advertising consulting and public relations and from the sale of products. The Company's advertising services revenue is derived from billings that are earned when the media is placed, from fees earned as advertising services are performed and from production services rendered. In addition, incentive amounts may be earned based on qualitative and/or quantitative criteria. In the case of media placements, revenue is recognized as the media placements appear. During 2004, the Company was the primary obligor and carried all of the credit risk for the media placements and accordingly, recorded the full amount of such billings from the media placements as revenue in accordance with Emerging Issues Task Force Issue No. 99-19. In the case of consulting and production arrangements, the revenue is recognized as the services are performed. The Company's creative consulting revenue is generally earned on a fee basis, and in certain cases incentive amounts may also be earned. As with fee arrangements in advertising, such revenue is recognized as the work is performed. Incentive amounts for advertising and marketing services are recognized upon satisfaction of the qualitative and/or quantitative criteria, as set out in the relevant client contract. Deferred revenues are recognized as a liability when billings are received in advance of the date when revenues are earned. Revenues from the sale of products are recognized upon the shipment of the goods being sold and are net of estimated returns allowances.

Basic and Diluted Income (Loss) Per Share

         Basic and diluted per share results for the three and nine months ended September 30, 2004 were computed based on the net income or (loss) allocated to the common stock for the respective period. The weighted average number of shares of common stock outstanding during the period was used in the calculation of basic earnings (loss) per share. In accordance with FAS 128, "Earnings Per Share," the weighted average number of shares of common stock used in the calculation of diluted per share amounts is adjusted for the dilutive effects of potential common shares including, (i) the assumed exercise of stock options based on the treasury stock method; and (ii) the assumed conversion of convertible preferred stock only if an entity records earnings from continuing operations, as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations. As a result of the Company recording a loss during the nine months ended September 30, 2004, the average number of common shares used in the calculation of basic and diluted loss per share is identical and have not been adjusted for the effects of 16,422,800 potential common shares from unexercised stock options and warrants. Such potential common shares may dilute earnings per share in the future. For the three months ended September 30, 2004 a portion of such potential common shares were dilutive and 1,722,800 were excluded as they were anti-dilutive. The following table presents a reconciliation of basic earnings per common share to dilutive earnings per common share.

                                                                                                Net
                                                                                             Income
                                                                         Weighted Average       Per
Three Months Ended September 30, 2004                      Net Income  Shares Outstanding     Share
---------------------------------------------------------------------------------------------------
Basic earnings per common share                              $107,000          88,048,223      $.00  *
Effect of potential common shares                                   -           3,310,322      $.00  *
---------------------------------------------------------------------------------------------------
Diluted earnings per common share                            $107,000          91,358,545      $.00  *
---------------------------------------------------------------------------------------------------

* - less than $.01

         For the period from July 8, 2003 (date of inception) to September 30, 2003, there were no potential common shares.

Stock Based Compensation

         The Company has elected to use the intrinsic value method of accounting for stock options in accordance with APB Opinion No. 25 and related interpretations issued to employees under its stock option plans whereby the amount of stock-based compensation expense is calculated as the difference between the fair market value and the exercise price on the date of issuance. For purposes of pro forma disclosures the amount of stock-based compensation as calculated using the fair value method of accounting for stock options issued to employees is amortized over the options' vesting period. The Company's pro forma information for the three and nine month periods ended September 30, 2004 is as follows:

                                                                           Three Months       Nine Months
                                                                                  Ended             Ended
                                                                          September 30,     September 30,
                                                                                   2004              2004
---------------------------------------------------------------------------------------------------------
Net income (loss) as reported                                             $     107,000    $  (3,527,000)
Deduct:  Amount by which stock- based employee compensation
  as determined under fair value based method for all
  awards exceeds the compensation as determined under the
  intrinsic value method                                                              -          (19,000)
---------------------------------------------------------------------------------------------------------
Pro forma net income (loss) under FAS No. 123                             $     107,000    $  (3,546,000)
---------------------------------------------------------------------------------------------------------


                                                                           Three Months       Nine Months
                                                                                  Ended             Ended
                                                                          September 30,     September 30,
                                                                                   2004              2004
---------------------------------------------------------------------------------------------------------
Amounts per share of common stock:
Basic:
  As reported                                                                      $.00*          ($0.04)
  Pro forma under SFAS No. 123                                                     $.00*          ($0.04)
Diluted:
  As reported                                                                      $.00*          ($0.04)
  Pro forma under SFAS No. 123                                                     $.00*          ($0.04)
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

6.       Deferred Stock-based Compensation

         Pursuant to a management agreement entered into on December 22, 2003 between Strategy Partners, Inc., a related party, and the Company then known as Zenith Technology, Inc., the Company authorized the issuance of 5,217,000 shares of Common Stock valued at approximately $.15 per share to Strategy Partners as payment for the first twelve months of their management consulting services. These shares had a fair value of $783,000 which is being amortized ratably over 2004.

         On May 4, 2004, the Company granted to a consultant 625,000 shares of Common Stock having a fair value of $100,000, which is being amortized over the twelve month life of the underlying consulting agreement.

         On July 12, 2004, the Company granted to a consultant a stock option to purchase 2,000,000 shares of common stock for $.065 per share, all of which were exercised on September 15, 2004. The fair value of the option was $30,000, which is being amortized over the six month life of the underlying consulting agreement.

         On July 12, 2004, the Company granted to a consultant a stock option to purchase 250,000 shares of common stock for $.0001 per share, all of which were exercised on September 16, 2004 and an option to purchase 200,000 shares of common stock for $.06 per share, all of which remain unexercised as of September 30, 2004. The fair value of the options was $24,000, which is being amortized over the six month life of the underlying consulting agreement.

         On August 25, 2004, the Company granted to a company 250,000 shares of Common Stock having a fair value of $30,000, which is being amortized over the three month life of the underlying contract.

         On September 8, 2004, the Company granted to a consultant a stock option to purchase 3,000,000 shares of common stock for $.092 per share, all of which remain unexercised as of September 30, 2004. The fair value of the option was $24,000, which is being amortized over the six month life of the underlying consulting agreement.

         The amortization for the stock and option grants described in the preceding six paragraphs for the three and nine months ended September 30, 2004 is $262,000 and $670,000, respectively. The unamortized balance of deferred stock based compensation as of September 30, 2004 of $321,000 is presented as a separate component of stockholders' equity.

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

8.       Concentrations of Credit Risk

         As of September 30, 2004, the Company's cash and cash equivalents that are in excess of Federal Deposit Insurance Corporation limits was $536,000.

         For the three months ended September 30, 2004, 52% of the Company's total revenues were derived from one advertising sector customer and 37% of total revenues were derived from one product sector customer. For the nine months ended September 30, 2004, 70% of the Company's total revenues were derived from one advertising sector customer and 19% of total revenues were derived from one product sector customer. As of September 30, 2004 73% of the Company's accounts receivable is due from one advertising sector customer and 16% is due from one product sector customer.

9.       Acquisition of DermaFresh Product

         In February 2004, the Company acquired the DermaFresh product line from an unaffiliated company for cash consideration of $125,000. The acquisition cost is included in other long-term assets and is being amortized as an expense against the sales of the DermaFresh product. For the three and nine months ended September 30, 2004, such amortization expense was $9,000 and the unamortized balance as of September 30, 2004 was $116,000.

10.      Employment Agreements

Chief Executive Officer

         John P. Acunto, Jr., is the controlling stockholder and Chief Executive Officer of the Company (the "CEO") and through June 30, 2004, he was the Company's sole Director. Substantially all of the revenues of the Company since its inception are a direct result of his sales efforts and the CEO's compensation through June 30, 2004 was based on an incentive that corresponds to revenues calculated as 33% of the gross margin, which is defined as revenue less direct costs. Due to budget constraints, during the first six months of 2004, the CEO voluntarily limited his salary to $100,000. During the second and third quarters, the Company paid commissions, approximating $435,000 to the CEO for binding advertising sales orders approximating $3.4 million that have been received by the Company. These orders, under the Company's revenue recognition policies, will not be recognized as revenue until the underlying advertising services are fulfilled. During the three months ended September 30, 2004, $187,000 of such commissions were expensed to operations and the balance of $248,000 of such commissions are classified as prepaid expenses as of September 30, 2004.

         On July 1, 2004, the Company and the CEO executed a term sheet to enter into an employment agreement which provides for: (i) a term of five and one-half years; (ii) an annual base salary of $375,000 effective July 1, 2004, subject to annual increases of 5% commencing January 1, 2006, (iii) an initial signing bonus of $250,000, which is payable in quarterly installments through January 3, 2005; (iv) quarterly bonuses effective with the fourth quarter of 2004 of 5% of gross profit, less executive compensation other than the quarterly bonus and an annual bonus described in clause (v); (v) an annual bonus effective October 1, 2004 equal to 5% of net income before income taxes and before annual bonus if such amount is at least $2,000,000; (vi) quarterly stock options to purchase such number of shares as having a fair value that equals the quarterly bonuses at an exercise price equal to the closing price on the last day of the quarter; and' (vii) fringe benefits including a vehicle allowance and insurance coverage.

President

         On March 18, 2004, the Company entered into an employment agreement with its President pursuant to which effective April 5, 2004 he receives an annual base salary of $175,000. In addition, the President received a one-time signing bonus of $50,000 cash and shares of common stock valued at $100,000. The President is entitled to a bonus of 5% of the product sales of the Company and stock based incentives for revenues that are generated as a result of the direct efforts of the President. No such incentives have been earned as of September 30, 2004. Finally, the President received 500,000 shares of common stock for overseeing the establishment of a web-based advertising business, which such web-site was completed and operational during the first quarter of 2004.

Chief Financial Officer

         On July 1, 2004, the Company and its chief financial officer (the "CFO") executed a term sheet to enter into an employment agreement which will entitle the CFO to the following: (i) an initial term of eighteen months; (ii) an annual base salary of $150,000 effective July 1, 2004, (iii) a signing bonus of $24,000; (iv) quarterly bonuses effective October 1, 2004 of 5% of net income before income taxes and quarterly bonus and annual bonus described in clause
(v), (v) an annual bonus effective October 1, 2004 equal to 5% of net income before income taxes and the bonus for any annual period in which such amount is at least $2,000,000; (iv) stock options to purchase such number of shares as having a fair value that equals the bonuses in
(iv) and (v) above and having an exercise price equal to the closing price on the last day of the quarter; and, (vi) fringe benefits including a vehicle allowance and medical insurance coverage. In addition, in the event the CFO is terminated without cause, he is entitled to the remaining value of his base pay.

11.      Sale of Common Stock

         On June 4, 2004, the Company sold 2,000,000 shares of its common stock to an accredited investor pursuant to a private placement offering receiving proceeds of $200,000.

         On July 20, 2004, the Company sold 700,000 shares of its common stock to an accredited investor pursuant to a private placement offering receiving proceeds of $51,000.

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

         As of September 30, 2004, the Company has no present arrangement, obligation or specific intention to issue shares of our Preferred Stock to any person, however the Board of Directors does have the express authority, without further shareholder approval, to issue shares of Preferred Stock without the further approval by, or prior knowledge of, the shareholders.

         All remaining shares of Preferred Stock not so specifically designated may be designated in the future by action of the Board of Directors of the Corporation and otherwise in accordance with the applicable provisions of the Nevada Revised Statutes of the State of Nevada.

         On July 23, 2004, the Company's board of directors authorized the repurchase of up to $500,000 of the company's common stock from time to time in open market transactions. As of November 8, 2004, the Company has not purchased any such shares.

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

13.      Segment Information

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


                                                    Advertising              Products               Total
---------------------------------------------------------------------------------------------------------
Three Months Ended September 30, 2004:
  Revenues                                       $    1,028,000          $    922,000        $  1,950,000
  Operating income                               $       51,000          $     72,000        $    123,000

Nine Months Ended September 30, 2004:
  Revenues                                       $    2,884,000          $    928,000        $  3,812,000
  Operating loss                                 $   (2,762,000)         $   (739,000)       $ (3,501,000)

The period from July 8, 2003 (Date of

  Revenues                                       $      136,000          $          -        $    136,000
  Operating income                               $       32,000          $          -        $     32,000

Other Disclosures:
  Total assets at September 30, 2004             $    1,783,000          $    769,000        $  2,552,000


14. Subsequent Events

         On October 6, 2004, the Company entered into a Joint Referral and Services Utilization and Office Sharing Agreement with Manhattan Media, Inc. ("Manhattan Media"). The Company has agreed to exclusively use Manhattan Media for all print media placement for its existing proprietary product lines, new product lines and all existing and new clients of the Company who require print media. Manhattan Media has agreed to refer all existing and new clients in need of advertising and creative services to the Company. In addition, both the Company and Manhattan Media have agreed to make office space available to each other.

         On October 18, 2004, the Company entered into a Distribution and Marketing Agreement with Simon Cosmetics LLC ("Simon") to the be the exclusive North American distributor of a skin care product which utilizes Pamela Anderson as a spokes model and her likeness for marketing purposes. Each of the Company and Simon Solutions has agreed to expend $125,000 for the initial advertising of the product.

         On or about November 5, 2004, Plan*It Strategic Marketing, Inc. commenced an action in the Circuit Court, Palm Beach County, Florida against the Company, its subsidiary Dermafresh, Inc., John Cammarano, and others, including Think Tek, Inc., the company that sold Dermafresh, Inc. and the Dermafresh microdermabrasion product to the Company, claiming that the sale to the Company violated an agreement between the plaintiff and Think Tek, Inc. Mr. Cammarano is president of the Company and was an officer, director and stockholder of Dermafresh, Inc. at the time Dermafresh, Inc. was sold to the

Company. The plaintiff is seeking monetary damages and equitable relief, including a temporary and permanent injunction, rescission and the imposition of an equitable trust. A hearing on plaintiff's request for a temporary injunction is scheduled for November 15, 2004. The Company believes that the claim against it is without merit.

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

         The important factors that could cause actual results to differ from those in the forward-looking statements herein (the "cautionary statements") are more fully described in our Form S-8, which was filed with the SEC on August 9, 2004, and Form 10-KSB for the year ended December 31, 2003

         This Quarterly Report also contains certain financial information calculated on a "pro forma" basis. Because "pro forma" financial information by its very nature departs from traditional accounting conventions, this information should not be viewed as a substitute for historical financial information prepared in accordance with GAAP contained in the Company's financial statements that are contained in this Quarterly Report and should be read in conjunction therewith.

         Investors should evaluate any statements made by the Company in light of these important factors.

Results of Operations

Reverse Merger Acquisition

         On January 4, 2004, our acquisition of Adsouth, Inc. ("Adsouth") was completed, and on such date we became a direct response marketing company. Beginning with the quarter ending March 31, 2004, and for all reporting periods thereafter, our operating activities, including the prior period comparatives, include only those of Adsouth. However, because Adsouth, Inc. commenced operations in July 2003, comparative operating results for the three and nine months ended September 30, 2004 both include the period from July 8, 2003 (date of inception) to September 30, 2003 in this filing. During the first sixty days after the acquisition of Adsouth we spent significant time and resources developing and implementing our business model. Our most significant expense in the first quarter of 2004 was $3.495 million of non-cash stock based compensation expense representing the fair value of common stock that was granted to employees and consultants during the first quarter of 2004. The stock grants were used to obtain financial, legal and management consulting services and to attract qualified employees to Adsouth. During the first quarter of 2004 we added five new permanent employees including our president and our chief financial officer. Our salaries and related costs during the first quarter of 2004 include signing bonuses of $50,000. The acquisition of Adsouth also required the audit of both the holding company and Adsouth which services were performed during the first quarter of 2004 and amounted in the aggregate to $42,000.

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

                                                    Advertising              Products               Total
---------------------------------------------------------------------------------------------------------
Three Months Ended September 30, 2004:
  Revenues                                       $    1,028,000          $    922,000        $  1,950,000
  Operating income                               $       51,000          $     72,000        $    123,000

Nine Months Ended September 30, 2004:
  Revenues                                       $    2,884,000          $    928,000        $  3,813,000
  Operating loss                                 $   (2,762,000)         $   (739,000)       $ (3,501,000)

The period from July 8, 2003 (Date of

  Revenues                                       $      136,000          $          -        $    136,000
  Operating income                               $       32,000          $          -        $     32,000

Advertising

         During the third quarter of 2004 the Advertising segments revenues increased $892,000, or 656%, from the comparative period. The Advertising segment generated income during the third quarter of 2004 of $226,000 before the deduction of non cash stock-based compensation expense of $175,000, resulting in operating income of $51,000, compared to operating income of $32,000 in the 2003 period. Advertising revenues in the first nine months of 2004 increased $2.748 million when compared to the prior period, however, the prior period only includes revenues from July 8, 2003 (the date of inception) to September 30, 2003. The Advertising segment generated income during the first nine months of 2004 of $731,000 before the deduction of $3.503 million of non cash stock-based compensation expense, resulting in an operating loss of $2.762 million compared to operating income of $32,000 in the 2003 period.

         During the third quarter of 2004 and the first nine months of 2004, 99% and 93%, respectively, of the Advertising segments revenues were generated from one customer. We are continuing our efforts to broaden our customer base for the Advertising segment. On October 6, 2004, we entered into an agreement with Manhattan Media, Inc. pursuant to which they agreed to refer all existing and new clients of theirs in need of advertising and creative services to us, although it will be necessary for us to negotiate the terms of our relationship with the prospective new client directly with the client, which may choose to engage us or another party. We are seeking to use our advertising program for our Product division as a promotion for our advertising services for other potential new direct response marketing clients.

Products

         During the first quarter of 2004 we acquired the rights to the DermaFresh product line. The second Quarter of 2004 was the first period in which we started generating revenues from our Products segment amounting to $6,000 for both the second quarter and first half of 2004. During the third quarter of 2004 the revenues of the Product segment increased to $922,000 on which income of $159,000 was generated before the deduction of non cash stock-based compensation expense of $87,000, resulting in operating income of $72,000. During the first nine months of 2004, Products segment revenues were $928,000 on which a loss of $76,000 was incurred before the deduction of non cash stock-based compensation expense of $663,000, resulting in an operating loss of $739,000. During both the third quarter and the first nine months of 2004, 77% of the Product segments revenues were from one retail customer. On October 18, 2004 we became the exclusive North American distributor for Simon Cosmetics LLC which has a skin care product utilizing Pamela Anderson as a spokes model and her likeness for marketing purposes. This product, a lip plumper, represents an extension of the Dermafresh product line. Although no sales of this product have been made to date, the Company is actively marketing the product, initially to national and regional chain stores as well as local outlets.

Financial Condition

         As of September 30, 2004, our working capital assets were $2.3 million and included $659,000 of cash and $1.015 million of accounts receivable. Our current liabilities as of September 30, 2004 were $1.1 million including a note payable of $250,000 due on January 5, 2005 of notes payable, $55,000 of deferred revenue and $28,000 in accrued expenses. During the first nine months of 2004 our operating activities used $121,000 of cash. Non operating sources of cash during the first nine months of 2004 included $604,000 from the sale of common stock, $250,000 of proceeds form a note payable and $130,000 in proceeds from the exercise of stock options. Our significant non operating uses of cash during the first nine months of 2004 included $125,000 to acquire the rights to the Dermafresh product line and $73,000 for capital expenditures. We expect that a significant portion of our cash needs for the coming year will be generated from our operations and the $100,000 that is available on our bank line-of-credit. We may also seek to increase our cash through the private sale of our securities; however, because of our stock price, we may have difficulty selling securities on acceptable terms. We anticipate that we will require additional funding to enable us to purchase additional products, including the lip plumper for which we recently obtained exclusive distribution rights, in order to grow our product segment revenues and to support the marketing effort of such products through advertising and promotion. In addition, the $250,000 note payable is due on January 8, 2005.

         Our working capital was also affected by our compensation arrangement with our chief executive officer whereby he received during the first nine months of 2004, commissions of approximately $435,000 based on firm orders placed with us. Under the terms of our agreement with the client, we did not receive all of the money on which the commission was payable and the sale will not be booked as revenue until the underlying advertising services are performed.

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

PART II           OTHER INFORMATION

Item 1. Legal Proceedings

         On or about November 5, 2004, Plan*It Strategic Marketing, Inc. commenced an action in the Circuit Court, Palm Beach County, Florida against the Company, its subsidiary Dermafresh, Inc., John Cammarano, and others, including Think Tek, Inc., the company that sold Dermafresh, Inc. and the Dermafresh microdermabrasion product to the Company, claiming that the sale to the Company violated an agreement between the plaintiff and Think Tek, Inc. Mr. Cammarano is president of the Company and was an officer, director and stockholder of Dermafresh, Inc. at the time Dermafresh, Inc. was sold to the Company. The plaintiff is seeking monetary damages and equitable relief, including a temporary and permanent injunction, rescission and the imposition of an equitable trust. A hearing on plaintiff's request for a temporary injunction is scheduled for November 15, 2004. The Company believes that the claim against it is without merit.

Item. 2. Recent Sales of Unregistered Securities

         On June 4, 2004, the Company sold 2,000,000 shares of its common stock to an accredited investor pursuant to a private placement offering receiving proceeds of $200,000. On July 20, 2004, the Company sold 700,000 shares of its common stock to an accredited investor pursuant to a private placement offering receiving proceeds of $51,000. These sales were made without an underwriter and no discounts or commissions were paid. Pursuant to the offerings, the Company is required to register the underlying shares within one year from the date that the sales were made.

Item 5. Other Information

         In lieu of filing a Current Report on Form 8-K, the Registrant is disclosing the following reportable event herein:

         On or about November 5, 2004, Plan*It Strategic Marketing, Inc. commenced an action in the Circuit Court, Palm Beach County, Florida against the Company, its subsidiary Dermafresh, Inc., John Cammarano, and others, including Think Tek, Inc., the company that sold Dermafresh, Inc. and the Dermafresh microdermabrasion product to the Company, claiming that the sale to the Company violated an agreement between the plaintiff and Think Tek, Inc. Mr. Cammarano is president of the Company and was an officer, director and stockholder of Dermafresh, Inc. at the time Dermafresh, Inc. was sold to the Company. The plaintiff is seeking monetary damages and equitable relief, including a temporary and permanent injunction, rescission and the imposition of an equitable trust. A hearing on plaintiff's request for a temporary injunction is scheduled for November 15, 2004. The Company believes that the claim against it is without merit.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

31.1     Chief Executive Officer Certification.
31.2     Chief Financial Officer Certification
32 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

1) Current report filed on July 23, 2004 reporting the stock buy-back program press release.
2) Current report filed on August 10, 2004 reporting the formation of the compensation committee press release.
3) Current report filed on August 17, 2004 reporting the issuance of the earnings release.
4) Current report filed on September 16, 2004 reporting the resignation of Gary Hohman and the issuance of a press release.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ADSOUTH PARTNERS, INC.

/S/                   Chief Executive Officer and Director     November 12, 2004
John P. Acunto        (Principal Executive and Accounting Officer)


/S/                   Chief Financial Officer                  November 12, 2004
Anton Lee Wingeier    Chief Accounting Officer)

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

November 12, 2004


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

November 12, 2004

By   /S/ Anton Lee Wingeier
         Chief Financial Officer

Exhibit 32


          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Adsouth Partners, Inc., (the "Company") on Form 10-QSB for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer and Chief Financial Officer of the Company hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that (based on their knowledge): 1) the Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934, and 2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.

/S/ John P. Acunto, Jr.
Chief Executive Officer

/S/ Anton Lee Wingeier
Chief Financial Officer

November 12, 2004