Form 10KSB
period 2004-12-31
ADSOUTH PARTNERS, INC.
filed 2005-03-31
CIK 1158235

U.S. Securities and Exchange Commission
                              Washington, DC 20549


                                  Form 10-KSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The fiscal year ended December 31, 2004
                                            -----------------

                         Commission File Number 0-33135
                                                -------

                             ADSOUTH PARTNERS, INC.
                       (formerly Zenith Technology, Inc.)

                 ----------------------------------------------
                 (Name of small business issuer in its charter)

             Nevada                                     68-0448219
 -------------------------------           ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or organization)

  1515 N. Federal Highway, Suite 418, Boca Raton, FL            33432
-----------------------------------------------------         ---------
       (Address of principal executive offices)                Zip Code

Issuer's telephone number (561) 750-0410

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

                         Common Stock, par value $.0001
--------------------------------------------------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

         Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Company had revenues of $4,044,000 for the year ended December 31, 2004.

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $2,972,000 as of March 22, 2005.

         There were 7,904,265 shares of the Company's Common Stock, $.0001 par value, outstanding as of March 22, 2005.

   Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Statement Regarding Forward Looking Disclosure

         Statements in this Form 10-KSB annual report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-KSB annual report, including the risks described under "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to product demand, our ability to develop, obtain rights to or acquire new products and successfully market the products, market and customer acceptance, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-KSB.

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

PART I

Item 1.  Description of Business,

Introduction

         Our business consists of two operating segments, advertising and products.

         Since July 8, 2003, when Adsouth, Inc. was formed, we have provided advertising agency services specializing in direct response media campaigns. Our advertising agency services include (i) the placement of advertising in television, internet and print media outlets; (ii) the production of advertising content including television commercials, print advertising and other graphics design literature; and (iii) advertising and marketing consulting services. During 2004 and 2003, our advertising segment revenues were $2,925,000 and $789,000, respectively.

         Our strategy is to combine our advertising and direct marketing resources with our knowledge of the retail market to develop, acquire or obtain rights to products which we believe can our enhance our overall business. In furtherance of this strategy we have obtained the rights to the following products since February 2004.

         * The Dermafresh line of skin care product, which we acquired in February 2004. At that time there was one product, a microdermabrasion kit skin care product. Since then, we have expanded the line and it presently consists of nine skin care products.

         * Simon Cosmetics's line of skin care products, for which, in October 2004, we obtained a two-year exclusive distribution license for North America. The initial Simon Solutions Line product is a Lip Solution Product, a lip enhancement product that is endorsed by Pamela Sue Anderson.

         * The Miko brand, which consists of nine marinades and dressings, which we acquired in January 2005.

         * Great American Products' Ultimate HGH nutritional products, for which, in February 2005, we acquired the one-year exclusive right to sell these products in Asia, Africa, the former Soviet Union, Eastern and Western Europe, the South Pacific, Mexico and South America.

         * A new line of products created by Delmar, Inc., which utilize Delmar's proprietary technology utilized in skin care formulations which incorporates the whole egg and is used in Delmar's proprietary L'Avenir products, for which, in February 2005, we obtained a two-year exclusive distribution agreement for mass market distribution in the United States and Canada. We intend to market these products under the name "e70."

         During 2004, we generated product revenue of $1,119,000 from the sale of our Dermafresh products. We did not sell any other products in 2004. We introduced the Simon Solutions Lip Solution Product in January 2005, and we intend to introduce our other skin care products during 2005. We commenced marketing the Miko brand of products in January 2005. We intend to introduce the Great American products in selected markets in the second quarter of 2005.

Corporate Information

         We are a Nevada corporation organized under the name Zenith Transportation, Inc., in December 1998. Our name was changed to Zenith Technology, Inc. in February 1999. In January 2004, in a transaction characterized as a reverse acquisition, we acquired Adsouth, Inc. and our corporate name was changed to Adsouth Partners, Inc. The transaction by which we acquired the stock of Adsouth, Inc. is referred to in this Form 10-KSB as the "reverse acquisition." From and after January 8, 2004, our business was the business conducted by Adsouth, Inc. prior to the reverse acquisition.

         The reverse acquisition was effected through a share exchange agreement dated January 4, 2004 by and among The Tiger Fund, Inc., which was then our controlling stockholders, us and John P. Acunto, Jr. and Angela E. Acunto, who were the sole stockholders of Adsouth, Inc. Pursuant to the share exchange agreement, The Tiger Fund transferred 1,866,667 shares of common stock to Mr. and Mrs. Acunto in consideration for which they transferred all of the outstanding stock of Adsouth, Inc. to us. Upon completion of the share exchange transaction, the control of our company had changed such that Mr. and Mrs. Acunto collectively owned more than 50% of our outstanding common stock.

         The accounting rules for reverse acquisitions require that beginning January 4, 2004, our balance sheet includes the assets and liabilities of Adsouth, Inc. and our equity accounts were recapitalized to reflect the net equity of Adsouth, Inc. In addition, the 2003 operating results are those of Adsouth, Inc.

         Our executive offices are located at 1515 North Federal Highway, Suite 418, Boca Raton, Florida 33432, telephone (561) 750-0410. Our website is www.adsouthinc.com. Neither the information nor other statements contained in our website nor the information contained in any other Internet website is a part of this annual report on Form 10-KSB.

Reverse Split

         On March 24, 2005, the Company effected a one-for-15 reverse split of its common stock. All share and per share information in this Form 10-KSB Annual Report retroactively reflect such reverse split.


Risk Factors

Risks Concerning Our Advertising and Direct Marketing Business
--------------------------------------------------------------

Because of our dependence on a limited number of customers, our failure to generate business for our advertising business could impair our ability to continue in that business.

         During 2004, 69% of our total revenues were derived from one advertising sector customer and we reserved $482,000 of receivables from such customer. During the early stages of our growth, it is expected that we will remain dependent on a limited number of clients in the foreseeable future. The absence of a significant client base may impair our ability to attract new clients. We cannot assure you that we will be able to operate our direct response marketing business profitably.

Our failure to develop and sustain long-term relationships with our clients would impair our ability to continue our direct response marketing business.

         Almost all of our agreements for our advertising services relate to direct response marketing pursuant to short-term or single project engagements. If our clients do not continue to use our services, and if we are unable always to replace departing clients or generate new business in a timely or effective manner our business could be significantly and adversely affected.

Because our direct response marketing clients are smaller companies that are highly subject to fluctuations in the economy, our direct response marketing business will be especially subject to adverse economic trends.

         Since downturns in the economy have generally had a more severe effect upon smaller companies, especially single-product companies, than larger companies, any changes or anticipated changes in the economy which cause these companies to reduce their advertising, marketing and promotion budget or which impair the ability of these companies to borrow money or raise capital or otherwise implement their business plans would impair our direct response marketing business.

Because we are a small company, with only modest revenue and losses to date from our advertising business, we may not be able to compete effectively.

         The advertising and direct marketing services businesses are highly competitive. We compete with major national and international advertising and marketing companies and with major providers of creative or media services which are not themselves advertising agencies, in order to maintain existing client relationships and to obtain new clients. The client's perception of the quality of our creative product, our reputation and our ability to serve clients are, to a large extent, factors in determining our ability to generate and maintain advertising business. Our size and our lack of significant revenue and our losses may affect the way that potential clients view us.

Risks Concerning our Products
-----------------------------

The products which we sell are unrelated to our direct response marketing business, and we may not be able to generate profits from this line.

         Since we acquired the Dermafresh product line in February 2004 and expanded that line with the Simon Solutions product line, we have incurred product development and marketing expenses and sustained a net loss from these operations during 2004. We are seeking to market our skin care products primarily through major retail and drug chains and our Miko brand of marinades and dressings through specialty food stores, chain grocery stores and other retail food outlets. Our ability to operate this business profitably will be dependent upon a number of factors, including:

* our ability to obtain shelf space in stores, in face of competition from numerous major and specialty skin care companies that presently dominate the market for those products and numerous major, gourmet and specialty food companies that dominate the specialty food market.

* our ability to price our products at levels that make them attractive to retail customers,

* the user's response to our products, including their willingness to make repeat purchases, and

* the word-of-mouth response to our products and our ability to develop brand recognition for our products.

         If we are not able to obtain and retain shelf space or if the user's response to our product is not favorable we may be unable to continue in this business. Furthermore, even if we are initially successful in placing our products in our target retail markets, the failure to generate customer acceptance is likely to impair our ability to retain shelf space. We cannot assure you that we will be successful in generating either adequate shelf space or customer acceptance.

To the extent that we sell our products to major discount and other chains, we will be dependent upon the purchasing and return policies of these chains.

         Since we are marketing our skin care products to major discount and other chains, if we are able to sell to such chains, because of their buying power, we will be subject to their policies on such matters as accepting and scheduling deliveries, payment and returns. As a result, we may have to sell at a discount price and also place significant reserves against the accounts receivables from these chains, which may impair our ability to operate profitably.

We may be subject to claims arising from the use of our skin care and food products.

         As a company that markets and sells skin care products, we may be subject to claims relating to such concerns as allergic or other reaction to the products and claims as to the efficacy of the products even if the products are manufactured by others. With respect to our food products, we may be subject to claims relating such concerns as allergic or other reaction to the food products or to impurities in the foods which may arise either in the manufacturing process or by tampering. We cannot assure you that we will not be subject to such claims or that we will be successful in defending any such claims. Any litigation, regardless of the outcome, would entail significant costs and use of management time which could impair our ability to generate revenue and profit. In the event that we have liability from a claim relating to our Miko products, our insurance may not be sufficient to cover our liability.

Because we have no manufacturing facilities we are dependent upon third party suppliers to manufacture our products.

         All of our skin care products are or will be manufactured for us by non-affiliated manufacturers pursuant to purchase orders, and we do not have any long-term agreements with any supplier. We rely upon our suppliers to develop and test their formulations, to produce a uniform product for us in facilities that comply with applicable laws, to implement adequate quality control procedures and to deliver product to us in a timely manner. Our skin care products business will be impaired by the failure of our suppliers to do any of the foregoing. Further, in the event that we change suppliers, it may be necessary to change the formulations of one or more of our skin care products, and we cannot assure you that we will have a smooth transition to a new supplier or that we will not encounter other serious problems in the quality or delivery of products resulting from a change in supplier.

Because we expect that we may purchase our Miko products from a company owned by Miko Brands' sole member and chief executive officer, we may be dependent upon that supplier for our products.

         We do not have any facilities for the production or distribution of our Miko products. We have given a company owned by Martin Carter, the sole member and chief executive officer of Miko Brands, a manufacturing license to manufacture Miko products for us under certain conditions. If this company does not produce our Miko products, we will need to retain another source for the production of these products. Since we will not have control over the manufacturing of our Miko products, we will be dependent upon a third party, which may be a company controlled by Mr. Carter, to supply us with the quality and quantity of products that we require and insure quality control for the products. Mr. Carter does not have experience in producing large quantities of product. If his company or any other third party supplier is unable to supply us with the quality and quantity of product that we request or to develop new products in response to changing consumer preferences, we may be unable to implement our marketing plan and may have to discontinue this business.

Our lack of experience in the specialty food business may impair our ability to market and sell the Miko products.

         The Miko products are sold in a market which is different from the market for our skin care products and one in which we have no prior experience. Because of the difference in the nature of the market, we may not be successful in generating significant revenue or income from these products. If we are unable to generate revenue from these products, both our working capital and our ability to operate profitably will be impaired.

The development and implementation of a marketing program for Miko products will require significant cash expenditures with no assurance of success.

         Miko Brands did not generate significant revenue from its products prior to its sale of assets to us. We have not yet developed a marketing and sales program for these products, and we will need to develop a marketing program that will seek both to create market awareness of Miko products and to place Miko products on the shelves of retail outlets. In this connection we expect that we will need to hire experienced personnel and establish a distribution network of food distribution companies that would deliver our products to the retail outlets and obtain shelf space. The implementation of a marketing and sales program could involve significant cash expenditures. We cannot assure you that we will be successful in the development or implementation of a marketing program, and if we are not successful in implementing such a plan, the results of our operations and our financial position could be impaired.

Because our Miko products business is subject to consumer tastes and preferences, if we cannot satisfy consumer taste, we will not be able to operate this business profitably.

         The food industry in general and the specialty food industry in particular is subject to changes in consumer preference. Consumer preferences in products such as sauces and marinades is affected by popular tastes, which can change dramatically over a short period of time. In addition, diet fads, including low carbohydrate and low fat diets may affect the willingness of consumers to purchase products which they do not believe fit within the constraints of their diets. If we are not able to adapt our products to meet and anticipate customer preferences, we may be unable to operate this business profitably.

We have no patent rights to our products or registered trademark for the Dermafresh or Miko names.

         Although our suppliers have advised us that they have patent rights or licenses to those ingredients in our formulations which are proprietary and that the formulations have been developed either by the manufacturers or by us, we cannot assure you that our skin care products do not infringe upon the patent or other proprietary rights of others. In the event that a supplier's formulation infringes upon the rights of a third party, the third party may include us in any litigation, which may be expensive regardless of whether we or our manufacturer ultimately prevails. Further, we do not have a registered trademark for the Dermafresh or Miko name.

Because our business strategy contemplates that we may acquire products or rights to products that are sold in different markets, we may be unable to develop a unified marketing strategy which may impair our ability to grow.

In seeking new products or the rights to new products, we may obtain rights to products that are not related to each other and which are not sold in the same product market or geographic market as products which we are then marketing. Since each type of product requires a separate marketing strategy an marketing organization, we may incur expenses in duplicating marketing and sales organizations for totally unrelated products. We may not be able to integrate these operations and to the extent that we duplicate organizations for different products, our ability both to grow and to operate profitably may be impaired.

Because our distribution agreements have a short period of exclusivity, we may not be able to get the full value of our distribution rights if the agreements are not extended.

Our present distribution agreements give us exclusive rights for a period of one or two years. Because of the time and effort and normal delays associated with product introduction, if the product is successful, unless the agreement is extended, we may incur significant cost in introducing and generating interest in the product with no assurance that we will have any rights to market the product once consumers have accepted the products. As a result, we may be unable to receive the long-term benefits of our efforts in introducing the product.

If we market products in foreign markets we may be subject to additional business risks.

Our agreement with Great American grants us exclusive distribution rights in countries outside of the United States, and we may seek to acquire foreign distribution rights for other products. We do not have a marketing staff which is experienced in marketing outside of the United States. Our risks in marketing in foreign countries include the following:

* Our ability to develop and maintain relationships with distributors and manufacturers who are familiar with the markets and are able to generate an effective marketing strategy.

* Government regulations relating to the nature of the product being sold, including those relating to skin care, food and nutritional products.

* Government regulations relating to labor policies and relations with distributors and dealers, which may make it difficult to terminate a distributor if we believe that the distributor is not performing under the agreement.

* The effect of uncertainties economic conditions and an uncertain global political environment, including foreign preferences for, or aversions to, products from United States companies.

* Fluctuations in currency exchange rates which could affect both our ability to sell the products and our ability to generate profits from sales.

* difficulties in maintaining uniform standards, controls, procedures and policies in different countries.

Because of our size, we may have difficulty competing with larger companies that offer similar products.

         All of the products that we sell are sold into markets that are highly competitive and are dominated by major international companies as well as numerous smaller companies. Other companies not only have greater staff, resources and public recognition than we have, but also have the ability to offer other services which we either cannot or do not offer. We may not be able to compete successfully with such competitors.

General Risks Concerning our Business
-------------------------------------

We may require additional funds for our operations.

         At December 31, 2004, we had a working capital deficiency of approximately $916,000. We require significant cash during 2005, particularly in the first quarter, in order to implement an aggressive marketing program for both our skin care and Miko products. Although we raised gross proceeds of $810,100 from the sale of our securities in February 2005, we may need additional funds in order to continue growing our business. Our failure to raise the necessary capital could hurt our businesses and could require us to scale down or terminate some or all of our operations.

The terms on which we may raise additional capital may result in significant dilution and may impair our stock price.

         Because of our cash position, our stock price and our immediate cash requirements, it is difficult for us to raise capital for our present businesses and for any planned expansion. We cannot assure you that we will be able to get additional financing on any terms, and, if we are able to raise funds, it may be necessary for us to sell our securities at a price which is at a significant discount from the market price and on other terms which may be disadvantageous to us. In connection with any such financing, we may be required to provide registration rights to the investors and pay damages to the investor in the event that the registration statement is not filed or declared effective by specified dates. The price and terms of any financing which would be available to us could result in both the issuance of a significant number of shares and significant downward pressure on our stock price.

We may not be able to continue to grow through acquisitions.

         An important part of our growth strategy is to acquire other businesses or obtain the rights to other product lines, which may or may not be related to our current businesses. Such acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders. We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited. As of the date of this Annual Report, we do not have any agreement or understanding, either formal or informal, as to any acquisition.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

         If we make acquisitions, we could have difficulty integrating the acquired companies' personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

*   the difficulty of assimilating acquired products, services or operations;

* the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

* the difficulty of incorporating acquired rights or products into our existing business;

* difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

* difficulties in maintaining uniform standards, controls, procedures and policies;

* the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

* the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

* the effect of any government regulations which relate to the business acquired;

* potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether of not successful, resulting from actions of the acquired company prior to our acquisition.

         Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, many of which cannot be presently identified, these risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

Because we are dependent on our management, the loss of key executive officers and the failure to hire additional qualified key personnel could harm our business.

Our advertising business is largely dependent upon our chairman and chief executive officer, John P. Acunto, Jr. Our advertising business may be adversely affected if Mr. Acunto or any of our key management personnel or other key employees left our employ. Although we have an employment agreement with Mr. Acunto, this agreement does not guarantee that he will continue with us. Our skin care and Miko businesses are largely dependent upon our president, John Cammarano. These businesses may be adversely affected if Mr. Cammarano left our employ. Furthermore, we need to hire additional executive, managerial, marketing and other key employees for our direct response marketing business and our Dermafresh and Miko products businesses. We cannot assure you that we will be successful in engaging and retaining such personnel and the failure to engage qualified personnel will have a material adverse effect upon our business.

Control by our management might limit independent, public shareholder influence over our corporation and prevent a third party from acquiring us even if an acquisition is in the best interest of our stockholders.

         As of March 25, 2005, John P. Acunto, Jr., our chairman of the board and chief executive officer, together with his wife, Angela E. Acunto, beneficially own 47.6% of our outstanding common shares, and exercise control over our operations and, at a meeting of stockholders, they may be able to elect all of the members of our board of directors and approve any matter requiring stockholder approval.

We may issue preferred stock without approval of our stockholders which could make it more difficult for a third-party to acquire us and depress our stock price.

         Our articles of incorporation permits us to issue up to 3,500,000 shares of series A convertible preferred stock, each share of which is convertible into 100 shares of common stock upon a change of control. In addition, we have the authority to issue 1,500,000 shares of preferred stock without a vote of our stockholders. In the future, our board of directors may issue one or more series of preferred stock that has more than one vote per share or which give the holders other preferential rights which may dilute or impair the rights of the holders of common stock. As a result, our board of directors can issue such stock to investors who support our management and give effective control of our business to our management.

Our stock price may be affected by shares of common stock becoming available for public sale.

         We estimate that the public float for our common stock presently consists of approximately 1,457,426 shares of common stock, which excludes 1,478,396 shares that are comprised of unvested stock grants issued to our employees. The 1,866,667 shares that were issued to John and Angela Acunto in January 2004 will become salable pursuant to Rule 144 commencing one year from the date of purchase, subject to the volume limitations of such rule. In addition, The Tiger Fund acquired 981,045 shares in May 2003. In January 2005, we issued 63,333 shares of common stock to Mr. Carter, as the designee of Miko Brands, as consideration for the purchase of Miko Brands assets. These shares would become eligible for sale pursuant to Rule 144 commencing in January 2006. Under the volume limitations of Rule 144, a stockholder, together with members of his or her family, may not sell more than 1% of our outstanding common stock in any three-month period.

         In connection with a February 2005 private placement, we issued 1,620,200 shares of common stock, notes which are convertible into at least 1,350,167 shares of common stock, and warrants to purchase 2,025,250 shares of common stock. Pursuant to the terms of the notes, it is possible that we may have to issue more than 1,350,167 shares of common stock. We are required to file a registration statement covering all of these shares as soon as possible. The potential sale of these shares could have a material adverse effect upon the market price of our stock and could impair our ability to raise capital through the sale of additional equity securities.

The issuance of shares through our stock compensation and incentive plans may dilute the value of existing shareholders.

         We anticipate using stock options, stock grants and other equity-based incentives, to provide motivation and compensation to our officers, employees and key independent consultants. The award of any such incentives will result in an immediate and potentially substantial dilution to our existing shareholders and could result in a decline in the value of our stock price.

We do not anticipate paying dividends on our common stock.

Our stock is subject to significant restrictions and limitations imposed by the SEC's penny stock rules.

         Because our stock is traded on the OTC Bulletin Board and our stock price is very low, our stock is subject to the SEC's penny stock rules, which impose additional sales practice requirements on broker-dealers which sell our stock to persons other than established customers and institutional accredited investors. These rules may affect the ability of broker-dealers to sell our common stock and may affect the ability of our stockholders to sell any common stock they may own.

OUR BUSINESS
------------

Advertising and Direct Marketing

         We offer our advertising and direct marketing customers a range of services including:

* the placement of advertising in television, internet and print media outlets;

* the production of advertising content, including television commercials, print advertising and other graphics design literature; and

* advertising and marketing consulting services relating to the customer's marketing campaign.

         In performing our advertising agency services, we both use our production services and, in certain cases, we outsource commercial production services to third party production companies.

         With the development of our products business in 2004, we are using our in-house advertising capabilities to develop and to implement a marketing and advertising campaign for each of our products - our skin care products and our Miko specialty food products.

         Our advertising clients are typically small companies for whom are range of services include, in addition to the placement of advertising, a range of consulting services which can include assistance in not only developing an advertising program, but helping the client to design or develop the particular product or service, determine the appropriate market and design and implement an overall marketing program and strategy.

Our Products

         We presently either own the rights to or have distribution rights for a number of products, most of which are skin care and related products. We acquired these rights since February 2004. As part of our business strategy, we intend to seek to obtain products or distribution rights to products, which may be in different fields from our present products.

         In February 2004, we acquired the rights to Dermafresh. At the time of our acquisition, the Dermafresh line consisted of a home microdermabrasion kit skin care product. During 2004, we expanded our line of skin care products to include a collagen facial blanket, a glycolic facial blanket, eye and lip contour patches, a scar and stretch mark renewal patch, a decollete renewal blanket, a roll-on collagen, an anti-wrinkle and firming serum and a bottled skin toner. We commenced our direct response campaign for the Dermafresh line in June 2004, and we commenced sales to retail customers in the third quarter of 2004. During 2004, our Dermafresh products accounted for revenue of $1,119,000, which constituted all of our revenue in the product division.

         In October 2004, we entered into a distribution and marketing agreement with Simon Cosmetics pursuant to which Simon Cosmetics granted us the two-year exclusive right to distribute and sell its line of skin care products, knows as the Simon Solutions Line, in North America. The initial Simon Solutions product is a lip enhancement product that is endorsed by Pamela Sue Anderson.

         In January 2005, we acquired certain assets of Miko Brands, including the right to the Miko products. Miko sells nine marinade and dressing sauces. We have engaged the former owners of Miko Brands to market these products, and we intend to expand the marketing effort.

         In February 2005, we entered into an international product distribution agreement with Great American Products pursuant to Great American Products granted us a one-year exclusive right to distribute and sell its Ultimate HGH nutritional product in Asia, Africa, the former Soviet Union, Eastern and Western Europe, the South Pacific, Mexico and South America. These products include Ultimate HGH. Ultimate HGH is a nutritional product manufactured by Great American Products. Great American Products manufactures, markets and sells a large range of nutritional products, including Ultimate HGH. We intend to establish a distribution network to market these products in our territories, and expect to commence marketing in selected markets in the second quarter of 2005.

         In February 2005, we signed an exclusive retail distribution agreement with Delmar, pursuant to which we have a two-year right to distribute and sell a line of skin care products in for mass market distribution in the United States and Canada which utilizes its proprietary skin care formulations which incorporate the whole egg. Delmar markets its skin care products under the L'Avenir brand name. The products covered by the agreement were developed for us by Delmar to be directed at the mass market. We introduced this product, which we market under the name "e70," in March 2005.

         We intend to seek to obtain products or marketing rights for products, which may be in the same market as our present skin care and specialty foods products or which may be in markets which are unrelated to those markets. In seeking new products we focus of the potential market for the product, our potential ability to expand that market, the extent that we can use our advertising and direct marketing experience to develop and implement a marketing plan. We also consider the possibility that the product can be marketed in the same distribution channels as other products that we market, even if the marketing is directed to a different division or purchasing organization. However, we can give no assurance that we will be able to obtain rights to, and successfully market, any new products.

Sales and Marketing

         We market our products to major retail, drug store, food and similar chains. In marketing to these chains we seek to demonstrate that our products meet a consumer need, are priced in a manner that could allow the stores to generate sufficient sales to justify stocking the product and that we are able to provide consistency in our products and timely deliveries. In general, before committing to a major purchase, a chain may test market the product with a modest quantity, and, if the tests show consumer acceptance, increase the size of the order. Because of the buying power, in selling to major retail establishments, we are subject to their policies with respect to such matters as scheduling and delivering of products, accepting and scheduling deliveries, payment and returns. These policies may result is a net realizable sale price to us which is less that the stated price on the purchase order.

         We also sell our products by direct marketing to consumers. We engage a third party fulfillment center to provide fulfillment of our skin care products. Our personnel handle order processing, marketing and customer service related to the direct response sales of the products.

         In October 2004, we entered into an agreement with Manhattan Media, Inc. pursuant to which Manhattan Media agreed to refer to us its clients that need advertising and creative services, although it will be necessary for us to negotiate the terms of our relationship with the prospective new client directly with the client, which may choose to engage us or another party.

         Since we market or acquire products that have been developed or which are being developed by a third party, to date we have not incurred any product development expenses.

Our Suppliers

         We do not manufacture any of our products. In general, our products are manufactured by third party suppliers pursuant to purchase orders that we place. We purchase products for which we have distribution rights from the party who granted us the rights or from its authorized manufacturers. We purchase our Miko products from the former owners of Miko brands on negotiated terms. Because our product volume is low, we are not able to take advantage of quantity pricing from our suppliers. To the extent that we are able to increase our volume of products significantly, we expect that we will be able to reduce the cost of our products. However, we cannot assure you that we will be able to generate sufficient volume to enable us to significantly reduce the cost of our products.

Major Customers

         During 2004, 69% of our total revenues was derived from one advertising customer, and we reserved $482,000 of receivables from such customer. In January 2005, we accepted restricted stock issued by the client in payment of the outstanding receivable due. The value of such stock will be presented in the balance sheet as a long-term asset because the stock cannot be sold for one year from the date it was received. We are no longer performing services for this company. In addition, 21% of our total revenues for 2004 was from one customer who purchased Dermafresh products. During the early stages of our growth, we expect that we will remain dependent on a limited number of customers.

Intellectual Property

         We have no rights with respect to those products for which we have distribution rights other than the right to distribute the products in the territory set forth in the agreements. We acquired the rights to the Dermafresh and Miko products, including the formulations for those products. We do not have a registered trademark for either the Dermafresh or Miko names.

Competition

         The marketing communications business is highly competitive, with agencies of all sizes and disciplines competing primarily on the basis of reputation and quality of service to attract and retain clients and personnel. Companies such as WPP Group, Omnicom Group, Interpublic Group, Digitas, ChoicePoint Precision Marketing and Havas generally serve large corporations with consolidated or business unit sales from direct marketing in excess of $100 million. Additionally, based on agency direct marketing revenues published in the trade journal Advertising Age's 2003 Agency Survey, our research indicates that there are approximately 23 agencies with direct marketing revenues ranging from $10 million to $100 million and several dozen agencies with direct marketing revenues ranging from at least $1 million to $10 million. We intend to seek a market niche by providing a full level of service quality that users of direct marketing services may not receive from our larger competitors. Most of our advertising clients are smaller companies that would not typically be sought by the major advertising and marketing companies.

         The markets in which our products are sold are highly competitive. Our products compete with products of many large and small companies, including well-known global competitors. We market our products with advertising, promotions and other vehicles to build awareness of our brands in conjunction with an extensive sales force including direct response advertising. We believe this combination provides the most efficient method of marketing for these types of products. Product quality, performance, value and packaging are also important competitive factors. We believe that we gain a certain level of competitive advantage by utilizing cost savings from our direct response advertising sector which provides us with a lower overall advertising cost to promote our products.

         During 2004, 69% of our total revenues were derived from one advertising sector customer and we reserved $482,000 of receivables from such customer. In January 2005, we accepted restricted stock in payment of the outstanding receivable due from such advertising sector customer and the value of such stock is presented in the balance sheet as a long-term receivable because the stock cannot be sold for one year from the date it was received. 2004, 21% of total revenues were derived from one product sector customer. During the early stages of its growth, it is expected that we will remain dependent on a limited number of clients in the foreseeable future.

Employees

         As of December 31, 2004 we had eight full-time employees.

Item 2.  Description of Property.

         We lease approximately 6,650 square feet of executive office space in an office building located at 1515 N. Federal Highway, Suite 418, Boca Raton, Florida 33432 under a lease which expires in March 2010. We have a right to terminate the lease effective December 2006 by providing a 180 days prior notice to the landlord.

Item 3.  Legal Proceedings.

         On or about November 5, 2004, Plan*It Strategic Marketing, Inc. commenced an action in the Circuit Court, Palm Beach County, Florida against us, our subsidiary Dermafresh, Inc., John Cammarano, and others, including Think Tek, Inc., the company that sold Dermafresh, Inc. and the Dermafresh microdermabrasion product to us, claiming that the sale to us violated an agreement between the plaintiff and Think Tek, Inc. Mr. Cammarano is our president and was an officer, director and stockholder of Dermafresh, Inc. at the time Dermafresh, Inc. was sold to us. The plaintiff is seeking monetary damages and equitable relief, including a temporary and permanent injunction, rescission and the imposition of an equitable trust. A hearing on plaintiff's request for a temporary injunction was held on November 15, 2004. On November 16, 2004, we received notice from the Circuit Court, Palm Beach County, that the plaintiff's motion for temporary injunction was denied. We believe that the claim against us is without merit.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No items were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Our common stock has been trading since April 29, 2002 on the over-the-counter market and quoted on the OTC Bulletin Board. For the period from April 29, 2002 through January 13, 2004 our trading symbol was ZNTH and, from January 14, 2004 until March 24, 2005 we traded under the symbol ADPR. Effective March 28, 2005, the effective date of our one-for-15 reverse split, our trading symbol was changed to ASPR.

         The table below sets forth, for the periods indicated, the high and low bid prices of our common stock for the periods indicated, as quoted by the OTC Bulletin Board Research Service. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Quarter Ended                                           High Bid     Low Bid
----------------------------------------------------- ------------ -----------
  March 31, 2003                                          $0.02       $0.01
  June 30, 2003                                          $45.00       $0.01
  September 30, 2003                                     $27.75       $4.50
  December 31, 2003                                       $7.50       $2.25

  March 31, 2004                                          $4.65       $1.35
  June 30, 2004                                           $3.23       $1.13
  September 30, 2004                                      $3.45       $0.77
  December 31, 2004                                       $2.03       $1.14


         As of December 31, 2004 the number of shareholders of record holding our common stock was approximately 1,300.

         We have not paid dividends on our common stock. We plan to retain future earnings, if any, for use in our business and, accordingly, we do not anticipate paying dividends on our common stock in the foreseeable future.

Private Placement Offerings
---------------------------

         On June 4, 2004, we sold 133,333 shares of our common stock for $1.50 per share to an accredited investor pursuant to a private placement offering receiving proceeds of $200,000. Pursuant to the offering, the investor has the right to demand registration of the 133,333 shares one year form the date of purchase.

         On July 20, 2004, we sold 46,667 shares of our common stock for $1.13 per share to an accredited investor pursuant to a private placement offering receiving proceeds of $52,500. Pursuant to the offering, the investor has the right to demand registration of the 46,667 shares one year form the date of purchase.

         On February 17 and 22, 2005, we completed a private placement of its securities pursuant to subscription agreements with ten accredited investors. Pursuant to the subscription agreements, we sold to the investors, for $810,100,
(i) our 10% convertible notes due December 2006 in the aggregate principal amount of $810,100, (ii) 1,620,200 shares of common stock, and (iii) warrants to purchase 675,083 shares of common stock at an exercise price of $1.28 per share. Atlas Capital Services, LLC served as placement agent for the financing. As compensation for its services as placement agent, we paid Atlas a fee of 10% of the gross proceeds raised in the private placement and warrants to purchase 1,350,167 shares of common stock at an exercise price of $.60 per share. We also paid the investors' legal expenses.

         The notes are convertible into common stock at the fixed conversion price of $.60 per share at any time. Commencing on the earlier of July 1, 2005 or the first business day of the calendar month following the date that a registration statement covering the shares of common stock issued at the closing and issuable upon conversion of the notes and exercise of the warrants, we are required to redeem 1/18 of the principal amount of the notes. If the market price of the common stock, computed as provided in the note, is at least 175% of the fixed conversion price, we are required to pay in stock based on the fixed conversion price. If the market price for the common stock is less than 175% of the fixed conversion price, we can advise the holders of the notes whether we proposes to pay in stock or in cash. If payment is made in cash, we are to pay 110% of the principal amount of the note being redeemed, plus accrued interest. If payment is made in stock, the stock is valued at the lesser of fixed conversion price or 80% of the market price of the common stock. If we give notice that we intend to pay the monthly installment in cash, the holders may, nonetheless, convert their notes based on the fixed conversion price. We have the right to prepay the notes at 105% of the principal amount, plus accrued interest, however, the holders have the right to convert until the date of payment. Any principal amount converted by a note holder other than a conversion with respect to a monthly installment is applied to the monthly installments next due. The holders of the notes have anti-dilution rights with respect to certain sales of common stock or convertible securities at a price or with a conversion price less than the fixed conversion price.

         The warrants entitle the holders to purchase shares of our common stock for a period of five years from the date of issuance at an exercise price of $1.28 per share, except that the warrants issued to Atlas have an exercise price of $.60 per share. The holders of the warrants have anti-dilution rights with respect to certain sales of common stock or convertible securities at a price or with a conversion price less than the exercise price.

         Pursuant to the subscription agreements, we also agreed to file with the Securities and Exchange Commission, a registration statement covering the shares of common stock issued at the closing, and the shares of common stock issuable upon conversion of the notes and upon exercise of the warrants. If the registration statement is not filed within the required timeframe, or does not become effective within the required timeframe, or does not remain effective for any 15 consecutive days, we have agreed to make substantial payments as liquidated damages, and the investors have the right to take stock in respect of our liquidated damage obligation.

         The securities above were offered and sold in reliance upon exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to Sections 4(2) and 4(6) of the Securities Act and Rule 506 of SEC. The securities were sold exclusively to accredited investors as defined by Rule 501(a) under the Securities Act.

Equity Compensation Plan Information
------------------------------------

           The following table sets forth information relating to equity compensation plans as of December 31, 2004

                                     Number of securities                              Number of securities
                                       to be issued upon        Weighted-average     remaining available for
                                          exercise of          exercise price of      future issuance under
                                      outstanding options     outstanding options      equity compensation
          Plan Category                  and warrants             and warrants                plans
----------------------------------- ------------------------ ----------------------- -------------------------
Equity compensation plans
approved by security holders                      3,237,507                   $1.49                 1,052,444
Equity compensation plan
not approved by security holders                      9,076                  $30.00                     9,076


         Issuances that were not approved by security holders consists of warrants to purchase an aggregate of 9,076 shares of common stock for $30 per share were issued to existing shareholders of the Company in order to settle a claim that was alleged to exist prior to the January 4, 2004 reverse acquisition.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Introduction

         We are in two distinct businesses, advertising and product sales. Our advertising sector includes the placement of advertising in different media, the production of direct marketing commercials, and the planning and implementation of direct marketing programs for our clients. Both our revenue and our gross margins reflect services in addition to those of a typical advertising agency since the gross margin on advertising revenue is typically a percentage of the amount paid for the advertisement. To the extent that we are able to provide additional services, our margins can improve. Our advertising clients are generally smaller companies, many of which may be undercapitalized, and that require services in addition to those of a typical advertising agency. The results of operations for our advertising segment in 2004 were affected by two factors. A major client, that accounted for approximately 67% of our advertising revenue in 2004, because of economic conditions affecting its business, was unable to pay a significant portion of the money it owed us. As a result, we wrote off approximately $482,000 of the accounts receivable. In addition, during 2004, we accrued compensation of $945,000 to our chief executive officer. We are taking steps to reduce the risk of a major write-off by establishing more strict credit guidelines and requiring greater advance deposits when feasible to try and avoid major receivables from our clients. We also entered into an employment agreement with our chief executive officer whereby his bonus compensation is related to our performance. The terms of his contract are disclosed under "Item
10. Executive Compensation."

         In our products sector we sell, both through our direct marketing operations and our sales to retail stores, a range of different products, some of which are not related to the others and have different distribution channels. During 2004, we generated revenue from only one product line, our Dermafresh product line, which we acquired in February 2004 and introduced to the market in June 2004. Since December 31, 2004, we have either acquired or obtained marketing rights to a number of additional products and our strategy contemplates that we will seek to acquire additional products. There is typically a period of several months from the time that we acquire a product until we generate revenue from that product. During this period, we are engaged in marketing activities and thus are incurring costs before we can generate any revenue from a product. Before we sell our products to retail accounts, we use our direct marketing capability to introduce the product to market.

         We have no manufacturing or production facilities, and we purchase our products from third parties. The price we pay for our products is affected by the amount of our purchases. To the extent that we increase our volume we may be able to take advantage of more favorable pricing for the products we sell. Other than products that we own, we have exclusive distribution rights for a short term.

         All of our present distribution agreements have terms of one or two years, and some include extension rights if volume levels are reached. As a result, if we are successful in selling a product, we may not be able to take advantage of the good will that we have built up for the products unless we are able to obtain an extension of our distribution rights. Because of the short-term nature of our distribution rights, we must continually obtain rights to new products and successfully market these products if we are to be successful over the long term.

         When discussing our performance, we discuss loss before non-cash stock-based compensation which is a non-GAAP financial measure.

Critical Accounting Policies

Reverse Merger Acquisition

         On January 4, 2004, we completed the acquisition of Adsouth, Inc. and on that date our business became the business of Adsouth, Inc. At that time Adsouth, Inc.'s only business was the advertising and direct marketing business. Beginning with the quarter ending March 31, 2004, and for all reporting periods thereafter, our operating activities, including the prior period comparatives, include only those of Adsouth. However, because Adsouth, Inc. commenced operations in July 2003, references in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this annual report on Form 10-KSB to any financial information for 2003 reflect the period from July 8, 2003 (date of inception) to December 31, 2003. During the first sixty days after the acquisition of Adsouth, Inc. we spent significant time and resources developing and implementing our business model. Our most significant expense in 2004 was $4.488 million of non-cash stock based compensation expense representing the fair value of common stock that was granted to employees and consultants during 2004. The stock grants were used to obtain consulting services from third parties and to attract qualified employees. During 2004 we added new permanent employees including our president and our chief financial officer, and began to pay salary and bonus compensation to our chief executive officer, who received only nominal compensation during 2003.

Accounting Policies

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that are complex and those that require significant judgments and estimates in the preparation of our financial statements, including the following: recognition of revenues, including pass through costs; the accounting for business combinations, accounting for expenses in connection with the issuance of stock options; and, accounting for income taxes. Management relies on historical experience and on other assumptions believed to be reasonable under the circumstances in making its judgment and estimates. Actual results could differ materially from those estimates. There have been no significant changes in the assumptions, estimates and judgments in the preparation of these financial statements from the assumptions, estimates and judgments used in the preparation of our prior years audited financial statements.

New Accounting Pronouncements

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. In December 2003, the FASB issued Interpretation No. 46(R) ("FIN 46R") which revised certain provisions of FIN 46. Publicly reporting entities that are small business issuers must apply FIN 46R to all entities subject to FIN 46R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for a calendar year enterprise). The effective date includes those entities to which FIN 46 had previously been applied. However, prior to the application of FIN 46R, a public entity that is a small business issuer shall apply FIN 46 or FIN 46R to those entities that are considered special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003 (as of December 31, 2003 for a calendar year enterprise). The adoption of FIN 46 or FIN 46R did not have a material effect on the Company's consolidated financial position or results of operations.

         In April 2003, SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") was issued. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company's consolidated financial position or results of operations.

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

         In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4." The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

         In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively.

         The Company expects that the adoption of the foregoing new statements will not have a significant impact on its financial statements.

         In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" Statement 123(R) will provide investors and other users of financial statements with more complete financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities that are small business issuers will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. Currently the Company recognizes the expense of options, or similar instruments, issued to employees using the intrinsic value based method. The Company is evaluating the impact this statement may have on its financial statements.

2004 Compared with 2003

         Our operating activity consists of two operating segments, advertising and products. The Advertising sector consists of the placement of advertising, the production of advertising, creative advertising consulting and public relations. The Products sector includes all activities related to the sale of the DermaFresh product line, which was the only product that generated revenue during 2004. Selected financial information of our operating segments is presented in the following table.

                                                    Advertising               Products              Total
-----------------------------------------------------------------------------------------------------------
Year Ended December 31, 2004:
  Revenues                                       $    2,925,000          $   1,119,000       $  4,044,000
  Operating loss                                 $   (4,288,000)         $  (1,471,000)      $ (5,759,000)
  Net loss                                       $   (4,302,000)         $  (1,509,000)      $  5,811,000)

The period from July 8, 2003 (Date of

  Revenues                                       $      789,000          $           -       $    789,000
  Operating income                               $      385,000          $           -       $    385,000
  Net income                                     $      385,000          $           -       $    385,000


Advertising

         Advertising revenues in 2004 increased $2,136,000, or 271%, to $2,925,000, when compared to $789,000 for 2003, which consists of the period from July 8, 2003 (the date of inception) to December 31, 2003. The principal cost of revenue in the advertising segment is media placement and production costs, which increased 275%, from $275,000 in the 2003 period to $1,035,000 for 2004. This increase reflected the growth in revenue from this segment.

         The advertising sector's loss for 2004 was $584,000 before the deduction of $3,718,000 of non-cash stock-based compensation expense, resulting in net advertising sector loss of $4.3 million compared to income of $385,000 in the 2003 period. The non-cash stock-based compensation expense resulted from the issuance to our officers and other key employees of our common stock pursuant to stock grants, and stock options that were issued to consultants.

         During 2004, 67% of our total revenues were derived from one advertising customer and we reserved $482,000 of receivables from such customer. In January 2005, we accepted restricted stock in payment of the outstanding receivable due from such customer and the value of such stock is presented in the balance sheet as a long-term receivable because the stock cannot be sold for one year from the date it was received. We are continuing our efforts to broaden our customer base for the advertising segment, and we are seeking to use our advertising program for our product division as a promotion for our advertising services for other potential new direct response marketing clients.

         A significant portion of our selling, administrative and other expenses for the advertising sector is compensation to Mr. John P. Acunto, Jr., our chief executive officer, which consisted of a salary of $250,000 and bonus compensation of $695,000, of which $250,000 is a signing bonus pursuant to his employment agreement and $445,000 represented discretionary commissions that were earned on advertising revenues prior to the execution of his employment agreement. In September 2004, Mr. Acunto received $30,000 of his signing bonus and as of the date of this annual report, $220,000 of his signing bonus remains unpaid. Mr. Acunto's salary in 2003 was $14,000.

Products

         Our first product was the Dermafresh microdermabrasion kit skin care product, which we acquired in February 2004. Though 2004 we expanded the Dermafresh line to include a total of nine products. All of the revenue for the products sector during 2004, which was $1,119,000, was generated from sales of the Dermafresh Line. Our cost of revenue was $607,000, which resulted in a gross margin of 45.8%. The product sectors loss for 2004 was $739,000 before the deduction of non cash stock-based compensation expense of $770,000, resulting in a net product sector loss of $1,509,000. During 2004, 21% of total revenues were derived from one product sector retail customer.

Overall

         As a result of the foregoing, we sustained a consolidated net loss for 2004 of $5,811,000, or $1.05 per share (basic and diluted), as contrasted with net income of $385,000, or $.13 per share (basis and diluted) for the 2003 period.

Financial Condition

         At December 31, 2004, we had a working capital deficiency of approximately $916,000. We require significant cash during 2005, particularly in the first quarter, in order to implement an aggressive marketing program for both our Dermafresh and Miko products. In February 2005, we raised net proceeds of approximately $700,000 from the private placement of our securities.

         On February 18, 2005, we obtained an extension of a $250,000 promissory note which was issued on July 8, 2004 and matured on January 8, 2005. Pursuant to the amendment $75,000 of principal was paid on February 18, 2005, $75,000 of principal is payable on March 20, 2005, $75,000 of principal is payable on April 19, 2005 and $25,000 of principal and accrued and unpaid interest are payable on May 19, 2005.

         During 2004 our operating activities used $880,000 of cash. Non operating sources of cash during 2004 included $603,000 from the sale of common stock, $250,000 from the note described in the preceding paragraph, $130,000 from the exercise of stock options, $130,000 from our bank line of credit and $113,000 of advances on accounts receivable from our factor. Our significant non operating uses of cash during 2004 included $125,000 to acquire the rights to the Dermafresh product line, $57,000 for capital expenditures, $145,000 in repayments on our line of credit and $100,000 for the purchase of a certificate of deposit. Currently, our known sources of cash for the coming will we come from operations and from the February 2005 private placement of our securities. We also have a factoring arrangement pursuant to which we may sell up to $7 million of eligible receivables. We may also seek to increase our cash through an additional sale of our securities; however, because of our stock price and the terms of our recent private placement we may have difficulty selling securities on acceptable terms. We anticipate that we will require additional funding to enable us to purchase additional products in order to grow our product segment revenues and to support the marketing effort of such products through advertising and promotion.

Item 7.  Financial Statements.

         Our financial statements begin on page F-1 to this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not required.

Item 8A. Controls and Procedures

         Our chief executive officer and chief financial officer have supervised and participated in an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, and, based on their evaluation, they believe that our disclosure controls and procedures, as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, are designed to enable us to disclose the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. As a result of their evaluation, there were no significant changes in our disclosure controls or procedures.

Item 8B. Other Information.

Not applicable

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

         The following table sets forth certain information with respect to our executive officers and directors as of December 31, 2004.

        Name           Age   Position
--------------------  ----   ---------------------------------------------------
John P. Acunto, Jr.    33    Chief executive officer, chairman of the board
                             and director
Anton Lee Wingeier     42    Chief financial officer, secretary and director
John Cammarano, Jr.    41    President and director

         John P. Acunto has served as our chief executive officer, chairman of the board and director since January 4, 2004. Beginning in July 2003, Mr. Acunto founded and developed Adsouth, Inc., a Boca Raton, Florida-based direct response marketing and advertising services firm. From 1992 to July 2003, Mr. Acunto served as an independent marketing consultant, advising clients on a wide variety of subjects including, without limitation, direct marketing, media buying, media placement and related activities, under the trade name The Business Planning Company.

         Anton Lee Wingeier has served as our chief financial officer since April 1, 2004 and as a secretary and a director since August 2004. From April 2000 to April 2004, Mr. Wingeier managed his own accounting firm, specializing in SEC compliance matters and strategic merger and acquisition services. Prior to that, Mr. Wingeier spent six years at Sagemark Companies Ltd. as its director of SEC reporting and vice-president of finance.

         John Cammarano has served as our president since March 18, 2004 and as a director since August 2004. From November 2003 to March 2004, Mr. Cammarano owned Florida Business and Entertainment, Inc. and was developing a web-based advertising internet site. For more than six years prior to November 2003, Mr. Cammarano was a part owner of Think-Tek, Inc., a direct response marketing company.

Item 10. Executive Compensation.

Summary Compensation Table
--------------------------

         The following table presents compensation information related to our chief executive officer and other executive officers who received or accrued compensation from us in excess of $100,000 (on an annualized basis) for 2004 and 2003.

                                                                                            Long-term Compensation
                                                                                       ----------------------------------
                                                                                                    Awards
                                                                                                    -------
                                                                                                              Securities
                                                                                                              Underlying

Name and Principal                                                       Other Annual        Restricted     Options/SARs
Position                       Year       Salary        Bonus            Compensation      Stock Awards              (#)
-------------------------------------------------------------------------------------------------------------------------
John P. Acunto, Jr.            2004     $250,000     $695,000                 $10,000           666,667          333,333
 Chief Executive
 Officer                       2003      $14,000            -                       -                 -                -
Anton Lee Wingeier
 Chief Financial
 Officer                       2004      $92,000      $24,000                 $10,000            46,667
John Cammarano, Jr.
 President                     2004     $128,000     $132,000                 $16,000            69,507           66,667


         Other annual compensation consists of fringe benefits including car allowance and medical benefits.

         Mr. Acunto's bonus includes a $250,000 signing bonus pursuant to his employment agreement and $445,000 of discretionary commissions that were earned on advertising revenues prior to the execution of his employment agreement. In September, Mr. Acunto received $30,000 of his signing bonus and as of December 31, 2004, $220,000 of his signing bonus remains unpaid.

         Mr. Wingeier's bonus represents the signing bonus pursuant to his employment agreement.

         Mr. Cammarano's bonus includes a $50,000 signing bonus and $82,000 of commissions both earned pursuant to his employment agreement.

Stock Incentive Plans
---------------------

         We have two equity incentive plans - our stock incentive plan, pursuant to which we may grant stock options, stock grants or other incentives to purchase up to 1,000,000 shares to non-management employees, consultants, directors and advisors, and our management incentive program, pursuant to which we may issue stock grants for up to 1,666,667 shares to management.

         During 2004, we issued stock grants and options to purchase an aggregate of 376,666 shares of common stock and restricted stock grants for 2,003,397 shares of common stock. The terms on which the restricted stock grants were issued provide that the shares cannot be sold until the last to occur of
(i) the date stockholder approval of these plans, which occurred in April 2004,
(ii) the date the shares are registered, which occurred on August 9, 2004, (iii) the date of the filing of a Form 10-KSB annual report or Form 10-QSB quarterly report which reflects profitable operations of the Company for one calendar quarter, and (iv) the date of which the board of directors determines that the right to transfer vests, except that, in any event, the right to transfer the shares vests on the earlier of five years from the date of the restricted stock grant or the date of a change of control, as defined in the plan. As of the date of the filing of this Form 10-KSB, the right to transfer the shares issued pursuant to the restricted stock grants issued to employees and executives has vested for 200,000 of such shares

         There remain available for grant pursuant to these plans an aggregate of 286,604shares of common stock, plus any additional shares which may be available as a result of the expiration or termination of any outstanding options or other rights.

         The following table sets forth information relating to options and stock grants which were granted during 2004 to our executive officers who are included in the preceding summary compensation table as of December 31, 2004. No stock appreciation rights were granted.

                                                         Percent of total
                                           Number of   grants and options
                                          securities           granted to
                                  underlying options   employees in fiscal     Exercise or base
Name                                     granted (#)                  year     price ($/share)         Expiration Date
John, P. Acunto, Jr.                         333,333            31%                 $1.35
                                             666,666            39%                   $0                      NA
Anton Lee Wingeier                               -0-             0%                    NA                     NA
                                              46,667             3%                   $0                      NA
John Cammarano, Jr.                           66,667             6%                 $1.35
                                              69,507             4%                   $0                      NA


Aggregated Option Exercises in Last Year and Year-end Option Values
-------------------------------------------------------------------

         The following table presents information regarding the unexercised options and stock appreciation rights to purchase shares of our common stock held by our executive officers who are included in the preceding summary compensation table as of December 31, 2004. No stock appreciation rights were granted.

                                                     Number of Securities          Value of Unexercised In-the-
                                                     Underlying Unexercised        Money Options at Year End
                                                      Options at Year End (#)                ($)
                                                    ----------------------------   --------------------------------
                           Shares
                           Acquired
                           On
                           Exercise       Value
Name                          (#)        Realized    Exercisable     Unexercisable        Exercisable     Unexercisable
----                          ---        --------    -----------     -------------        -----------     -------------
John, P. Acunto, Jr.        666,667     $1,215,000       333,333                  -                $0                 -
Anton Lee Wingeier           46,667        $71,000             -                  -                 -                 -
John Cammarano, Jr.          69,507       $213,000        66,667                  -                $0                 -


The shares under the column "Shares Acquired on Exercise" reflect shares issued as stock grants to the named officers. No consideration was paid for the shares. The amount shown in the column "Value Realized" represents the fair market value of the common stock issued to the named officers on the date of the stock grant.

The securities issued to Mr. Acunto do not include stock grants of 666,667 shares and options to purchase 333,334 shares issued to Mr. Acunto's wife, Angela E. Acunto, as to which he disclaims beneficial interest.

Employment Agreements
---------------------

         On February 18, 2005, we entered into an employment agreement, dated as of July 1, 2004, with our chief executive officer, John P. Acunto, Jr. Mr. Acunto's employment agreement provides for Mr. Acunto to serve as our chief executive officer until December 31, 2009, and continuing on a year-to-year basis unless terminated by either party. Mr. Acunto is to receive a salary of $375,000, which, commencing January 1, 2006, is subject to an annual increase of 5%. We also agrees to include him as one of the board of director's nominees for election as a director. He also received an initial bonus of $250,000 in 2004, of which $30,000 was paid in 2004 and $220,000 was outstanding as of the date of this report, and he will receive quarterly and annual bonuses. The quarterly bonus will be 5% of our adjusted gross profit, which is defined as gross profit less compensation (other than his quarterly bonus and annual bonus). If our income before income taxes and payment of his annual bonus ("adjusted income") is at least $2,000,000, we will pay Mr. Acunto an annual bonus equal to 5% of the adjusted income. For each quarter in which a quarterly bonus is payable, Mr. Acunto is to receive a five-year non-qualified option to purchase the number of shares of common stock determined by dividing the amount of the quarterly bonus by the exercise price per share, which shall be the closing price of our common stock on the last day of the quarter. Mr. Acunto also receives insurance benefits and a monthly automobile allowance of $1,800. In the event of a termination of Mr. Acunto's employment as a result of his death or disability, we will pay him or his beneficiary his salary for the lesser of one year or the balance of the term. In the event of a change of control, as defined in the agreement, a termination of his employment other than for cause, a termination of his employment as a result of a disability or his resignation, we are to pay Mr. Acunto an amount equal to the sum of his annual salary in effect on the date of termination and the highest total of bonuses paid to him for any year during the term multiplied by the greater of two or the number of years remaining in the term.

         On February 18, 2005, we entered into an employment agreement, dated as of July 1, 2004, with our chief financial officer, Anton Lee Wingeier. Mr. Wingeier's employment agreement provides for Mr. Wingeier to serve as our chief financial officer until December 31, 2005 and continuing thereafter on a month-to-month basis unless terminated by either party. Mr. Wingeier is to receive a salary at the annual rate of $125,000 through September 30, 2004 and $150,000 thereafter. He also received an initial bonus of $24,000 in 2004, and will receive a quarterly and annual bonus. The quarterly bonus will be 5% of our adjusted gross profit, which is defined as gross profit less compensation (other than his quarterly bonus and annual bonus). If our income before income taxes and payment of his annual bonus is at least $2,000,000, we will pay Mr. Wingeier an annual bonus equal to 5% of the adjusted income. For each quarter in which a quarterly bonus is payable, Mr. Wingeier is to receive five-year non-qualified option to purchase the number of shares of common stock determined by dividing the amount of the quarterly bonus by the exercise price per share, which shall be the closing price of our common stock on the last day of the quarter. Mr. Wingeier also receives insurance benefits and a monthly automobile allowance of $900. In the event of a termination of Mr. Wingeier's employment as a result of his death or disability, the Company will pay him or his beneficiary his salary for the lesser of one year or the balance of the term.

         On March 18, 2004, we entered into an employment agreement with our president, John Cammarano. Mr. Cammarano's employment agreement provides for Mr. Cammarano to serve as our president until March 18, 2007 and automatically renews for additional three-year period unless either we or Mr. Cammarano provides the other with 90 days notice before March 18, 2007 of our or his intention to not renew. Effective April 5, 2004, Mr. Cammarano is to receive a salary at an annual rate of $175,000 through the term of the employment agreement. He also received a one-time signing bonus of $50,000 and shares of common stock valued at $100,000, 500,000 shares of common stock for overseeing the establishment of a web-based advertising business and an option to purchase 1,000,000 shares of common stock at an exercise price of $.09 per share. Mr. Cammarano is entitled to a bonus of 5% of our product sales and stock based incentives equal to 5% of the revenues that are generated as a result of his direct efforts. For the year ended December 31, 2004, Mr. Cammarano voluntarily limited his bonus compensation to 5% of product sales, less returns and advertising allowances. Mr. Cammarano also receives a monthly auto allowance of $1,800. In the event of a termination of Mr. Cammarano's employment as a result of his death we will pay his beneficiary an amount equal to the sum of the salary and bonus paid him in the immediately prior calendar year. In the event of a termination of Mr. Cammarano's employment as a result of his disability we will pay him his monthly salary as then in effect for a period of six months and thereafter will pay him 50% of his monthly salary as then in effect until the first anniversary of his disability

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table and discussion provides information as to the shares of common stock beneficially owned on March 22, 2005 by:

        *   each director;
        *   each officer named in the summary compensation table;
        * each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
        *   all directors and executive officers as a group.

                                                        Shares of Common
                                                       Stock Beneficially          Percentage of Outstanding
Name                                                         Owned                       Common Stock
---------------------------------------------------- ----------------------- --------------------------------------
John P. Acunto, Jr.                                        4,110,420                          48%
1515 N. Federal Highway; Suite 418
Boca Raton, FL 33432
Angela E. Acunto                                           4,110,420                          48%
1515 N. Federal Highway; Suite 418
Boca Raton, FL 33432
The Tiger Fund                                               981,045                          12%
John Cammarano, Jr.                                          136,174                           2%
Anton Lee Wingeier                                            46,667                           1%
All  directors  and  executive  officers as a group        4,236,793                          49%


         Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock which are issuable upon exercise or warrants or options or upon conversion of convertible securities if they are exercisable or convertible within 60 days of March 22, 2005.

         Mr. John P. Acunto, Jr. and Ms. Angela E. Acunto are husband and wife. The shares owned beneficially by each of them includes (i) 1,787,287 shares of common stock and 390,000 shares of common stock issuable upon options held by Mr. Acunto and (ii) 1,600,000 shares of common stock and 333,333 shares of common stock issuable upon exercise of options held by Mrs. Acunto. Each of Mr. and Mrs. Acunto disclaims beneficial interest in the shares owned by the other.

         The shares beneficially owned by Mr. Cammarano include 66,667 shares issuable upon the exercise of stock options held by him.

Item 12. Certain Relationships and Related Transactions

         On January 4, 2004, we, The Tiger Fund, Adsouth, Inc., John P. Acunto, Jr. and Angela E. Acunto entered into a share exchange agreement, pursuant to which, contemporaneously with the execution of the agreement, The Tiger Fund transferred 1,866,667 shares of Common Stock it owned to Mr. John P. Acunto, Jr. and Ms. Angela E. Acunto, who were the sole stockholders of Adsouth, Inc., and Mr. and Ms. Acunto transferred their stock in Adsouth, Inc. to us. Upon completion of the share exchange transaction, the control of our company had changed such that Mr. and Mrs. Acunto collectively owned more than 50% of our outstanding common stock. Contemporaneously with this transaction, Mr. Acunto was elected chairman and chief executive officer and a director and Ms. Acunto was elected executive vice president. Ms. Acunto resigned her position as executive vice president during 2004. Mr. and Ms. Acunto each received stock grants of 300,000 shares of common stock on January 4, 2004 and 366,667 shares of common stock on February 27, 2004, and they each received a non-qualified stock option to purchase 333,333 shares of common stock on February 27, 2004.

         On May 9, 2003, our board of directors authorized The Tiger Fund's purchase of 1,298,452 shares of common stock for which The Tiger Fund issued its $19,477 promissory note. The note accrues interest annually at a rate equal to the 90 day treasury rate published in the Wall Street Journal on January 1st of each year, an effective rate of 1% at December 31, 2004, with all principal and interest due in May 2007.

         In connection with the reverse acquisition, The Tiger Fund committed to provide us with $1 million in equity funding during 2004. Originally, The Tiger Fund was to receive a warrant to purchase 133,333 shares of common stock at $15 per share for its $1 million investment. On March 31, 2004, we and The Tiger Fund entered into an amended agreement pursuant to which The Tiger Fund purchased 333,333 shares of common stock for $1 million consisting of $350,000 cash and a promissory note in the amount of $650,000. Subsequently, The Tiger Fund returned 157,894 shares of common stock and the $650,000 promissory note was cancelled.

         In February 2004, we acquired all of the stock of Dermafresh, Inc., which owned the rights to the Dermafresh products, from Think-Tek. Mr. John Cammarano, who became our president following our acquisition of Dermafresh, Inc., was an officer, director and stockholder of Think-Tek. The purchase price for Dermafresh, Inc. was $125,000, of which $62,500 was paid to Mr. Cammarano. On or about November 5, 2004, Plan*It Strategic Marketing, Inc. commenced an action in the Circuit Court, Palm Beach County, Florida against us, Dermafresh, Inc., John Cammarano, and others, including Think Tek, claiming that the sale to us violated an agreement between the plaintiff and Think Tek. See "Item 3. Legal Proceedings" for information concerning this litigation.

Item 13. Exhibits

         See Exhibit Index immediately following the signature page for the Exhibits filed as part of or incorporated by reference into this Report.

Item 14. Principal Accountants Fees and Services.

         Effective for our fiscal year commencing January 1, 2004, we changed our independent auditors from Stonefield Josephson, Inc. to Marcum & Kliegman, LLP. Stonefield Josephson, Inc. was dismissed on February 9, 2004. During either of the last two fiscal years and throughout the subsequent interim period since December 31, 2003 until the termination of Stonefield Josephson, Inc. on February 9, 2004, there were no disagreements with Stonefield Josephson, Inc. whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure pursuant to Item 304 (a)(i)(iv) of Regulation S-B promulgated under the Securities Act of 1933, as amended. The decision to change accountants was approved by our board of directors. We have no audit committee.

         Marcum & Kliegman, LLP was engaged by letter dated January 30, 2004 to audit our financial statements for 2004, and the change of auditors became effective as of February 9, 2004. Marcum & Kliegman,LLP was not consulted by us or by anyone on our behalf on any matters as described in Item 304(a)(2)(i) or
Item 304(a)(2)(ii).

         During 2004, we paid the following fees to Marcum & Kliegman LLP:

                                                                       2004
        --------------------------------------------------- ----------------
        Audit Fees                                                  $92,000
        Tax Fees                                                          -
        Other Fees                                                        -
        --------------------------------------------------- ----------------
                                                                    $92,000
        --------------------------------------------------- ----------------

         During 2003, we paid the following fees to Stonefield Josephson, Inc.:

                                                                       2003
        --------------------------------------------------- ----------------
        Audit Fees                                                   $6,269
        Tax Fees                                                      1,583
        Other Fees                                                        -
        --------------------------------------------------- ----------------
                                                                     $7,852
        --------------------------------------------------- ----------------

         We also paid Stonefield Josephson, Inc. $2,101 in 2004 in connection with the issuance of its consent for the financial statements for the year ended December 31, 2003, which were included in our Form S-8 registration statements.

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

                                           ADSOUTH PARTNERS, INC.
                                           ----------------------

                                           /S/ JOHN P. ACUNTO, JR.
                                           -----------------------
                                  By       John P. Acunto, Jr.
                                           Chief Executive Officer, Director

                                  Date:    March 29, 2005

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                           /S/ JOHN P. ACUNTO, JR.
                                           -----------------------
                                  By       John P. Acunto, Jr.
                                           Chief Executive Officer, Director

                                  Date:    March 29, 2005


                                           /S/ ANTON LEE WINGEIER

                                  By       Anton Lee Wingeier
                                           Chief Financial Officer, Director

                                  Date:    March 29, 2005


                                           /S/ JOHN CAMMARANO, JR.
                                           -----------------------
                                  By       John Cammarano, Jr.
                                           President

                                  Date:    March 29, 2005

Adsouth Partners, Inc.
Index to Exhibits

Exhibit
Number       Exhibit Description
------------ -------------------------------------------------------------------
(3) (i)      Articles of Incorporation
(3) (ii)     By-laws
(21)         Subsidiaries of the Registrant
(4.1)        Form of Subscription Agreement for February 17 and 19, 2005 Private
              Placement(1)
(4.2)        Form of note for February 17 and 19, 2005 Private Placement(1)
(4.3)        Form of warrant (subscriber) for February 17 and 19, 2005 Private
              Placement(1)
(4.4)        Form of warrant (Atlas) for February 17 and 19, 2005 Private
              Placement(1)
(10.1)       Employment agreement dated as of July 1, 2004 between the Company and John P. Acunto, Jr. 1
(10.2)       Employment agreement dated as of July 1, 2004 between the Company and Anton Lee Wingeier1
(31.1)       Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)       Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)       Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002












------------
(1) - Incorporated by reference to the 8-K filed on February 22, 2005.

                             Exhibit (3)(i) - Page 1

Exhibit (3)(i)
                       Restated Articles of Incorporation
                                       of
                             Adsouth Partners, Inc.

ONE:  The name of the corporation is Adsouth Partners, Inc.

TWO: The purpose of this corporation is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of Nevada other than the banking business, the trust company business or the practice of a profession permitted to be incorporated by the Nevada Corporations Code.

THREE: This Corporation is authorized to issue two classes of stock, which are voting Common Stock and Preferred Stock. The shares of Common Stock which this Corporation is authorized to issue shall have a par value of one-hundredth of one cent ($.0001) per share and the number of shares of Common Stock this Corporation is authorized to issue is thirty-three million, three hundred and thirty-three thousand, three hundred and thirty-three (33,333,333) shares. The shares of Preferred Stock this Corporation is authorized to issue shall have a par value of one-hundredth of one cent ($.0001) per share and the number of shares of Preferred Stock this Corporation is authorized to issue is five million (5,000,000) shares. Of such amount, the Corporation hereby designates and establishes one (1) series of Preferred Stock, namely Series A Convertible Preferred Stock. The number of shares of Series A Convertible Preferred Stock the Corporation is authorized to issue shall be three million five hundred thousand (3,500,000) shares. The Series A Convertible Preferred Stock shall provide to the holders of such shares the right to convert each single share thereof into one hundred (100) shares of fully-paid, validly issued and non-assessable shares of the Company's Common Stock, without further consideration, upon any "change of control" of the Company. For purposes of the Series A Convertible Preferred Stock, a "change of control" shall be deemed to have occurred in the event that any person or entity shall have acquired more than twenty-five percent (25%) of the aggregate number of shares of the Company's issued and outstanding Common Stock in any single transaction or series of transactions which are not approved by our Board of Directors. The Board of Directors, within any limits and restrictions stated, may determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued series of Preferred Stock. All remaining shares of Preferred Stock not so specifically designated may be designated in the future by action of the Board of Directors of the Corporation and otherwise in accordance with the applicable provisions of the Nevada Revised Statutes of the State of Nevada.

FOUR: The liability of the directors of the corporation for monetary damages shall be eliminated to the fullest extent permissible under Nevada law.


                             Exhibit(3)(i) - Page 1

Exhibit (3)(ii)

                                     By-laws
                                       of
                             Adsouth Partners, Inc.
                              A Nevada Corporation
                                  (As Amended)

                                ARTICLE I OFFICES

SECTION 1. REGISTERED OFFICE. The registered office of ADSOUTH PARTNERS, INC. (the "Corporation") shall be CHQ Incorporated 1555 E. Flamingo Road, Suite 155, Las Vegas, Nevada 89119 and the name of the registered agent in charge thereof shall be CHQ Incorporated 1555 E. Flamingo Road, Suite 155, Las Vegas, Nevada 89119.

SECTION 2. PRINCIPAL OFFICE. The principal office for the transaction of business of the Corporation shall be at such places as the Board of Directors of the Corporation (the "Board") may determine. The Board is hereby granted full power and authority to change said principal office from one location to another.

SECTION 3. OTHER OFFICES. Branch or subordinate offices may be established by the Board of Directors at such other places as may be desirable.

                             ARTICLE II SHAREHOLDERS

SECTION 1. PLACE OF MEETING. Meetings of shareholders shall be held either at the principal executive office of the corporation or at any other location within or without the State of Nevada which may be designated by written consent of all persona entitled to vote thereat.

SECTION 2. ANNUAL MEETING. The annual meeting of shareholders shall be held on such day and at such time as may be fixed by the Board; provided however, that should said day fall upon a Saturday, Sunday, or legal holiday observed by the Corporation at its principal executive office, then any such meeting of shareholders shall be held at the same time and place on the next day thereafter ensuing which is a full business day. At such meetings, directors shall be elected by plurality vote and any other proper business may be transacted.

SECTION 3. SPECIAL MEETINGS. Special meetings of the shareholders may be called for any purpose or purposes permitted under Chapter 78 of Nevada Revised Statutes at any time by the Board, Chairman of the Board, President, or by the shareholders entitled to cast not less than twenty-five percent (25%) of the votes at such meeting. Upon request in writing to the Chairman of the Board, the President, Vice-President or the Secretary, by any person or person entitled to call a special meeting of shareholders, the Secretary shall cause notice to be given to the shareholders entitled to vote, that a special meeting will be held not less than thirty-five (35) nor more than sixty (60) days after the date of the notice.

SECTION 4. NOTICE OF ANNUAL OR SPECIAL MEETING. Written notice of each annual meeting of shareholders shall be given not less than ten (10) nor more than sixty (60) days before the date of the meeting to each shareholder entitled to vote thereat. Such notice shall state the place, date and hour of the meeting and (i) in the case of a special meeting the general nature of the business to be transacted, or (ii) in the case of the annual meeting, those matters which the Board, at the time of the mailing of the notice, intends to present for action by the shareholders, but, any proper matter may be presented at the meeting for such action. The notices of any meeting at which directors are to be elected shall include the names of the nominees intended, at the time of the notice, to be presented by management for election.

Notice of a shareholders' meeting shall be given either personally or by mail or, addressed to the shareholder at the address of such shareholder appearing on the books of the corporation or if no such address appears or is given, by publication at least once in a newspaper of general circulation in Clark County, Nevada. An affidavit of mailing of any notice, executed by the Secretary, shall be prima facie evidence of the giving of notice.


                               Exhibit(3)(ii) - 1

SECTION 5. QUORUM. A majority of the shares entitle to vote, represented in person or by proxy, shall constitute a quorum at any meeting of shareholders. If a quorum is present, the affirmative vote of the majority of shareholders represented and voting at the meeting on any matter, shall be the act of the shareholders. The shareholders present at a duly called or held meeting at which a quorum is present may continue to do business until adjournment, notwithstanding withdrawal of enough shareholders to leave less than a quorum, if any action taken (other than adjournment) is approved by at least a majority of the number of shares required as noted above to constitute a quorum. Notwithstanding the foregoing (1) the sale, transfer and other disposition of substantially all of the corporation's properties and (2) a merger or consolidation of the corporation shall require the approval by an affirmative vote of not less than two-thirds (2/3) of the corporation's issued and outstanding shares.

SECTION 6. ADJOURNED MEETING AND NOTICE THEREOF. Any shareholders meeting, whether or not a quorum is present, may be deemed adjourned from time to time. N the absence of a quorum (except as provided n section 5 of this article), no other business may be transacted at such meeting.

It shall not be necessary to give any notice of the time and place of the adjourned meeting or of the business to be transacted thereat, other than by announcement at the meeting at which such adjournment is taken; provided, however when a shareholders meeting is adjourned for more than forty-five (45) days, or if after adjournment a new record date is fixed for the adjourned meeting, notice of the adjourned meeting shall be given as in the case of an original meeting.

SECTION 7. VOTING. The shareholders entitled to notice of any meeting or to vote at such meeting shall be only persons in whose name share stand on the stock records of the corporation on the record date determined in accordance with
Section 8 of this Article.

SECTION 8. RECORD DATE. The Board may fix, in advance, a record date for the determination of the shareholders entitled to notice of a meeting or to vote entitled to receive payment of any dividend or other distribution, or any allotment of rights, or to exercise rights in respect to any other lawful action. The record date so fixed shall be not more than sixty (60) days prior to any other action. When a record date is so fixed, only shareholders of record on that date are entitled to notice of and to vote at the meeting or to receive the dividends, distribution, or allotment of rights, or to exercise of the rights, as the case may be, notwithstanding any transfer of shares on the books of the corporation after the record date. Determination of shareholders of record entitled to notice of or to vote at a meeting of shareholders shall apply to any adjournment of the meeting unless the Board shall fix a new record date for the meeting. The Board shall fix a new record date if the meeting is adjourned for more than forty-five (45) days.

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

SECTION 9. CONSENT OF ABSENTEES. The transactions of any meeting of shareholders, however call and noticed, and wherever held, are as valid as though had at a meeting duly held after regular call, and notice, if a quorum is present either in person or by proxy, and if, either before or after the meeting, each of the persons entitled to vote nor present in person or by proxy, signs a written waiver of notice, or a consent to the holding of the meeting of an approval of the minutes thereof. All such waivers, consents or approvals shall be filed with the corporate records or made a part of the minutes of the meeting.

SECTION 10. ACTION WITHOUT MEETING. Any action which, under any provisions of law, may be taken at any annual or special meeting of shareholders, may be taken without a meeting and without prior notice if a consent in writing, setting forth the actions to be taken, shall be signed by holders of outstanding shares having not less than the minimum numbers of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Unless a record date for voting purposes be fixed as provided in Section 8 of this Article, the record date for determining shareholders entitled to give consent pursuant to this Section 10, when no prior action by the Board has been taken, shall be the day on which the first consent is given.


                               Exhibit(3)(ii) - 2

SECTION 11. PROXIES. Every person entitled to vote shares has the right to do so either in person or by one or more person authorized by a written proxy executed by such shareholder and filed with the Secretary not less than five (5) days prior to meeting.

SECTION 12. CONDUCT OF MEETING. The President shall preside as Chairman at all meetings of shareholders, unless another Chairman is selected. The Chairman shall conduct each such meeting in a businesslike and fair manner, but shall not be obligated to follow any technical, formal or parliamentary rules or principles of procedure. The Chairman's ruling on procedural matters shall be conclusive and binding on all shareholders, unless at the time of ruling a request for a vote is made by the shareholders entitled to vote and represented in person or by proxy at the meeting, in which case the decision of a majority of such shares shall be conclusive and binding on all shareholders without limiting the generality of the foregoing, the Chairman shall have all the powers usually vested in the chairman of a meeting of shareholders.

                              ARTICLE III DIRECTORS

SECTION I. POWERS. Subject to limitation of the Articles of Incorporation, of these bylaws, and of actions required to be approved by the shareholders, the business and affairs of the corporation shall be managed and all corporate powers shall be exercised by or under the direction of the Board. The Board may, as permitted by law, delegate the management of the day-to-day operations of the business of the corporation to a management company or other persons or officers of the corporation to management company or other person or officers of the corporation provided that the business affairs of the Corporation shall be managed and all corporate powers shall be exercised under the ultimate direction of the Board. Without prejudice to such general powers, it is hereby expressly declared that the Board shall have the following powers;

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

(c) To adopt, make and use a corporate seal, and to prescribe toe forms of certificates of stock and to alter the form of such seal and such of certificates from time to time in their judgment they deem best.

(d) To authorized the issuance of shares of stock of the corporation from time to time, upon such terms and for such consideration as may be lawful.

(e) To borrow money and incur indebtedness for the purposes of the corporation, and to cause to be executed and delivered therefore, in the corporate name, promissory notes, bonds, debentures, deeds of trust, mortgages, pledges, hypothecation or other evidence of debt and securities therefore.

SECTION 2. NUMBER AND QUALIFICATION OF DIRECTORS. The authorized number of directors shall be (two) (2) until changed by amendment of the Articles or by a bylaw duly adopted by approval of the outstanding shares amending this Section 2.

SECTION 3. ELECTION AND TERM OF NOTICE. The directors shall be elected at each annual meeting of shareholders but if any such annual meeting is not held or the directors are not elected thereat, the directors may be elected thereat, the directors may be elected at any special meeting of shareholders held for that purpose. Each director shall hold office until the next annual meeting and until a successor has been elected and qualified.

SECTION 4. CHAIRMAN OF THE BOARD. At the regular meeting of the Board, the first order of business will be to select, form its members, a Chairman of the Board whose duties will be to preside over all board meetings until the next annual meeting and until a successor has been chosen.

SECTION 5. VACANCIES. Any director may resign effective upon giving written notice to the Chairman of the Board, the President, Secretary, or the Board, unless the notice specified a later time for the effectiveness of such


                               Exhibit(3)(ii) - 3
resignation. If the resignation is effective at a future time, a successor may be elected to take office when the resignation becomes effective.

Vacancies in the Board including those existing as a result of a removal of a director, shall be filled by the shareholders at a special meeting, and each director so elected shall hold officer until the next annual meeting and until such director's successor has been elected and qualified.

A vacancy or vacancies in the Board shall be deemed to exist in case of the death, resignation or removal of any director or if the authorized number of directors be increased, or if the shareholders fail, at any annual or special meeting of shareholders at which any directors are elected, to elect the full authorized number of directors to be voted for the meeting.

The Board may declare vacant the office of a director who has been declared of unsound mind or convicted of a felony by an order of court. The shareholders may elect a director or directors at any time to fill any vacancy or vacancies. Any such election by written consent requires the consent of a majority of the outstanding share entitled to vote. If the Board accepts the resignation of a director tendered to take effect at a future time, the shareholder shall power to elect a successor to take office when the resignation is to become effective.

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

SECTION 7. REGULAR MEETINGS. Immediately following each annual meeting of shareholders of the Board shall hold a regular meeting for the purpose of organization, selection of a Chairman of the Board, election of officers, and the transaction of other business. Call and notice of such regular meetings is hereby dispensed with.

SECTION 8. SPECIAL MEETINGS. Special meetings of the Board for any purposes may be called at any time by the Chairman of the Board, the President, or the Secretary or by any two directors.

Special meetings of the Board shall be held upon at least four (4) days written notice or forty-eight (48) hours notice given personally or by telephone, telegraph, telex, or other similar means of communication. Any such notice shall be addressed or delivered to each director at such director's address as it is shown upon the records of the Corporation or as may have been given to the Corporation by the director for the purposes of notice.

SECTION 9. QUORUM. A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business, except to adjourn as hereinafter provided. Every act or decision done or made by a majority of the directors present at a meeting duly held at which a quorum is present shall be regarded as the act of the Aboard, unless a greater number be required by law or by the Articles of Incorporation. A meeting at which a quorum I initially present may continue to transact business notwithstanding the withdrawal of directors, if any action taken is approved by at least a majority of the number of directors required as noted above to constitute a quorum for such meeting.

SECTION 10. PARTICIPATION IN MEETINGS BY CONFERENCE TELEPHONE. Members of the Board may participate in a meeting through use of conference telephone or similar communications equipment, so long as all members participate in such meeting can hear one another.

SECTION 11. WAIVER OF NOTICE. The transactions of any meeting of the Board, however called and noticed or wherever held, are as valid as though had at a meeting duly after regular call and notice if a quorum be present and if, either before or after the meeting, each of the directors not present signs a written waiver notice. A consent to holding such meeting or an approval of the minutes thereof. All such waivers, consents or approvals shall be filed with the corporate records or made part of the minutes of the meeting.

SECTION 12. ADJOURNMENT. A majority of the directors present, whether or not a quorum is present, may adjourn any directors' meeting to another time and place. Notice of the time and place of holding an adjourned


                               Exhibit(3)(ii) - 4
meeting need not be given to absent directors if the time and place be fixed at the meeting adjourned. If the meeting is adjourned for more than forty-eight
(48) hours, notice of any adjournment to another time or place shall be given prior to the time of the adjourned meeting to the directors who were not present at the time of adjournment.

SECTION 13. FEES AND COMPENSATION. Directors and members of committees may receive such compensation, if any, for their services, and such reimbursement for expenses, as may be fixed or determined by the Board.

SECTION 14. ACTION WITHOUT MEETING. Any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Boards shall individually or collectively consent in writing to such action. Such consent or consents shall have the same effect as a unanimous vote of the Board and shall be filed with the minutes of the proceedings of the Board.\

SECTION 15. COMMITTEES. The board may appoint one or more committees, each consisting of two or more directors, and delegates to such committees any of the authority of the Board except with respect to:
   (a) The approval of any action which requires shareholders' approval or approval of the outstanding shares;
   (b) The filling of vacancies on the Board or on any committees;
   (c) The fixing of compensation of the directors for serving on the Board or any committee;
   (d) The amendment or repeal of bylaws or the adoption of new bylaws;
   (e) The amendment or repeal of any resolution of the Board which by its express terms is not so amendable or repealable by a committee of the board;
   (f)  A distribution to the shareholders of the corporation;
   (g)  The appointment of other committees of the Board or the members thereof.

Any such committee must be appointed by resolution adopted by a majority of the authorized number of directors and may be designated an Executive Committee or by such other name the Board shall specify. The Board shall have the power to prescribe the manner in which proceedings of any such committee shall be conducted. Unless the Board or such committee shall otherwise provide, the regular or special meetings and other actions of any such committee shall be governed by the provisions of the Article applicable to meetings and actions of the Board. Minutes shall be kept of each meeting of each committee.

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

SECTION 2. ELECTION. The officers of the corporation, except such officers as may be elected or appointed in accordance with the provisions of Section 3 or Sexton 5 of this Article, shall be chosen annually by, and shall serve at the pleasure of, the Board, and shall hold their respective offices until their resignation, removal or other disqualification from service, or until their respective successors shall be elected.

SECTION 3. SUBORDINATE OFFICERS. The Board may elect, and may empower the President to appoint such other officers as the business of the corporation may require, each of whom shall hold office for such periods, have such authority, and perform such duties as are provided in these bylaws or as the Board, or the president may form time to time direct.

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


                               Exhibit(3)(ii) - 5

SECTION 5. VACANCIES. A vacancy on any office because of death, resignation, removal, disqualification, or any other cause shall be filled in the manner prescribed by these bylaws for the regular election or appointment to such office.

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

SECTION 7. VICE PRESIDENTS. In the absence or disability of the President, the Vice President on order of their rank as fixed by the Board or, if not ranked, the Vice president designated by the Board, shall perform all the duties of the President, and when so acting shall have all the powers of, and be subject to all the restrictions upon the President. The Vice Presidents shall have such other powers and perform such other duties as from time to time may be prescribed for them respectively by the President or the Board.

SECTION 8. SECRETARY. The secretary shall keep or cause to be kept, at the principal executive offices and such other places as the Board may order, a book of minutes of all meetings of shareholders, the Board, and its committees, with the time and place of holding, whether regular or special, and, if special, how authorized, the notice thereof given, the names of those present at Board and committee meetings, the number of shares present or presented at shareholders' meetings, and proceedings thereof. The Secretary shall keep, or cause to be kept, a copy of the bylaws of the corporation at the principal executive office of the corporation.

The Secretary shall be keep, or cause to be kept, at the principal executive office, a share register, or a duplicate share register, showing the names of the shareholders and their addresses, the number and classes of shares hold by each, the number and date of certificates issued for the same, and the number and date of cancellation of every certificate surrendered for cancellation.

The Secretary shall give, or cause to be given, notice of all the meetings of the shareholders and of the Board and any committees thereof required by these bylaws or by law to be given, shall keep the seal of the corporation in safe custody, and shall have such other powers and perform such other duties as may be prescribed by the Board.

SECTION 9. TREASURER. The Treasurer is the chief financial officer of the corporation and shall keep and maintain, or cause to be kept and maintained, adequate and correct accounts of the properties an financial transaction of the corporation, and shall send or cause to be sent to the shareholders of the corporation such financial statements and reports as are by law or these bylaws required to be sent to them.

The Treasurer shall deposit all monies and other valuables in the name and to the credit of the corporation with such depositories as may be designated by the Board. The Treasurer shall disburse the funds of the corporation as may be ordered by the Board, shall render to the President and directors, whenever they request it, an account of all transaction as Treasurer and of the financial conditions of the corporation, and shall have such other power4s and perform such other duties as may be prescribed by the Board.

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


                               Exhibit(3)(ii) - 6

SECTION 2. INSPECTION OF BY-LAWS. The Corporation shall keep in its principal executive Office the original copy of these bylaws as amended to date which shall be open to inspection to shareholders at all reasonable times during office hours. If the principal Executive Office of the corporation is outside the State of Nevada and the Corporation has no principal office in such State, it shall upon the written notice of any shareholders furnish to such shareholders a copy of these bylaws as amended to date.

SECTION 3. REPRESENTATION OF SHARES OF OTHER CORPORATIONS. The president or any other officer or officers authorized by the Board or the President are each authorized to vote, represent, and exercise on behalf of the Corporation all rights incident to any and all shares of any other corporation or corporations standing in the name of the Corporation. The authority herein granted may be exercised either by any such office in person or by any other person authorized to do so by proxy or power of attorney duly executed by said officer.

                           ARTICLE VI INDEMNIFICATION

SECTION 1. INDEMNIFICATION IN ACTIONS BY THEIR PARTIES. Subject to the limitations of law, if any, the corporation shall have the power to indemnify any director, officer, employee and agent of the corporation who was or is a party or is threatened to be made a party to any proceeding (other than an action by or in the right of to procure a judgment in its favor against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with such proceedings, provided that the Board shall find that the director, officer, employee or agent acted in good faith and in a manner which such person reasonably believed in their best interests of the corporation and, in the case of criminal proceedings, had no reasonable cause to believe the conduct was unlawful. The termination of any proceeding by judgment order, settlement, conviction or upon a plea of nolo contender shall not, of itself create a resumption that such person did not act in good faith and in a manner which the person reasonably believed to be in the best interest of the corporation or that such person had reasonable cause to believe such person's conduct was unlawful.

SECTION 2, INDEMNIFICATION IN ACTIONS BY OR ON BEHALF OF THE CORPORATION. Subject to the limitations of law, if any, the Corporation shall have the power to indemnify any director, officer, employee and agent of the corporation who was or is threatened to be made a party to any threatened, pending or completed legal action by or in the right of the Corporation to procure a judgment in its favor, against expenses actually and reasonable incurred by such person in connection with the defense or settlement, if the Board of Directors determine that such person acted in good faith, in a manner such person believed to be in the best interest of the Corporation and with such care, including reasonable inquiry, as an ordinarily prudent person would use under similar circumstances.

SECTION 3. ADVANCE OF EXPENSES. Expenses incurred in defending any proceeding may be advanced by the Corporation prior to the final disposition of such proceeding upon receipt of an undertaking by or on its behalf of any officer, director, employee or agent to repay such amount unless it shall be determined ultimately that the officer or director is entitled to be indemnified as authorized by this article.

SECTION 4. INSURANCE. The corporation shall have power to purchase and maintain insurance on behalf of any officer, director, employee or agent of the Corporation against any liability asserted against or incurred by the officer, director, employee or agent in such capacity or arising our of such person's status as such whether or not the corporation would have the power to indemnify the officer, or director, employee or agent against such liability under the provisions of this Article.

                             ARTICLE VII AMENDMENTS

These bylaws may be altered, amended or repealed either by approval of a majority of the outstanding shares entitled to vote or by the approval of the Board, provided however that after the issuance of shares, a bylaw specifying or changing a fixed number of directors or the maximum or minimum number or changing from a fixed to a flexible Board or vice versa may only be adopted by the approval by an affirmative vote of not less than two-thirds of the corporation's issued and outstanding shares entitled to vote.


                               Exhibit(3)(ii) - 7

Exhibit (21)
Subsidiaries of the Registrant

Company                     State of Incorporation
-------                     ----------------------
Adsouth, Inc.               Florida
Dermafresh, Inc.            Florida
Miko Distributors, Inc.     Florida


                             Exhibit (21) - Page 1

Exhibit (31.1)

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

March 29, 2005


By   /S/ John P. Acunto, Jr.
         Chief Executive Officer


                             Exhibit (31.1) - Page 1

Exhibit (31.2)

            SECTION 302 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Anton Lee Wingeier, certify that:

   1. I have reviewed this quarterly report on Form 10-KSB of Adsouth Partners, Inc.;
   2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
   4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:
          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
          b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
          c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
           d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
   5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

March 29, 2005

By   /S/ Anton Lee Wingeier
         Chief Financial Officer


                             Exhibit (31.2) - Page 1

Exhibit (32)



          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Adsouth Partners, Inc., (the "Company") on Form 10-KSB for the period ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer and Chief Financial Officer of the Company hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 that (based on their knowledge):
1) the Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934, and 2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.

/S/ John P. Acunto, Jr.
Chief Executive Officer


/S/ Anton Lee Wingeier
Chief Financial Officer

March 29, 2005




                              Exhibit (32) - Page 1

                     ADSOUTH PARTNERS, INC. AND SUBSIDIARIES
                   Index to Consolidated Financial Statements

                                                                                        Page
                                                                                        ----

Report of Independent Registered Public Accounting Firm                                 F-1

Sector Statements of Operations for the Year Ended December 31, 2004
 and the period from July 8, 2003 (Date of Inception) to December 31, 2003              F-3

Consolidated Statements of Operations for the Year Ended December 31, 2004 and
 the period from July 8, 2003 (Date of Inception) to December 31, 2003                  F-4

Sector Balance Sheet as of December 31, 2004                                            F-5 to F-6

Consolidated Balance Sheet as of December 31, 2004                                      F-7

Sector Statements of Cash Flows for the Year Ended December 31, 2004
 and the period from July 8, 2003 (Date of Inception) to December 31, 2003              F-8 to F-9

Consolidated Statements of Cash Flows for the Year Ended December 31, 2004
 and the period from July 8, 2003 (Date of Inception) to December 31, 2003              F-10 to F-11

Consolidated Statement of Changes in Capital Deficiency for the Year Ended
 December 31, 2004 and the period from July 8, 2003 (Date of Inception) to
 December 31, 2003                                                                      F-12

Notes to Consolidated Financial Statements                                              F-13 to F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Adsouth Partners, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Adsouth Partners, Inc. and Subsidiaries (the "Company") as of December 31, 2004, and the related consolidated statements of operations, changes in capital deficiency, and cash flows for the year ended December 31, 2004 and the period from July 8, 2003 (Date of Inception) to December 31, 2003. In addition, we have audited the accompanying sector balance sheet and the related sector statements of operations and of cash flows, presented for purposes of additional analysis, for the year ended December 31, 2004 and the period from July 8, 2003 (Date of Inception) to December 31, 2003. These consolidated and sector financial statements (collectively, the "financial statements") are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Adsouth Partners, Inc. and Subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for the year ended December 31, 2004 and the period from July 8, 2003 (Date of Inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying sector balance sheet and the related sector statements of operations and of cash flows, presented for purposes of additional analysis, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/S/ Marcum & Kliegman LLP


New York, New York
February 19, 2005, except for Note 14[e] which is as of March 14, 2005

--------------------------------------------------------------------------------
                    Adsouth Partners, Inc. and Subsidiaries

                        Sector Statements of Operations
                    For the Year Ended December 31, 2004 and the Period from July 8, 2003 (Date of Inception) to December 31, 2003

--------------------------------------------------------------------------------------------------------------------
                                                                                      2004                     2003
--------------------------------------------------------------------------------------------------------------------
ADVERTISING

Revenues                                                                        $2,925,000                 $789,000
--------------------------------------------------------------------------------------------------------------------
Costs and expenses
Media placement and production costs                                             1,035,000                  275,000
Selling, administrative and other expense (includes $3,718,000 of non
 cash stock based compensation for the year ended December 31, 2004)             6,178,000                  129,000
--------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                                         7,213,000                  404,000
--------------------------------------------------------------------------------------------------------------------
Operating (loss) income - Advertising                                           (4,288,000)                 385,000
Loss on sale of marketable securities                                              (10,000)                       -
Other expense                                                                       (4,000)                       -
--------------------------------------------------------------------------------------------------------------------
Net (loss) income - Advertising                                                 (4,302,000)                 385,000
--------------------------------------------------------------------------------------------------------------------


PRODUCTS

Revenues                                                                         1,119,000                        -
--------------------------------------------------------------------------------------------------------------------
Costs and expenses
Cost of sales                                                                      607,000                        -
Selling, administrative and other expense (includes $770,000 of non cash
 stock based compensation)                                                       1,983,000                        -
--------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                                         2,590,000                        -
--------------------------------------------------------------------------------------------------------------------
Operating loss - Products                                                       (1,471,000)                       -
Interest expense                                                                   (38,000)                       -
--------------------------------------------------------------------------------------------------------------------
Net loss - Products                                                             (1,509,000)                       -
--------------------------------------------------------------------------------------------------------------------

TOTAL COMPANY

Net (loss) income                                                              ($5,811,000)                $385,000
--------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares                                         5,559,674                2,889,716
--------------------------------------------------------------------------------------------------------------------

AMOUNTS PER SHARE OF COMMON STOCK
Basic net (loss) income                                                             ($1.05)                    $.13
--------------------------------------------------------------------------------------------------------------------
Diluted net (loss) income                                                           ($1.05)                    $.13
--------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                    Adsouth Partners, Inc. and Subsidiaries

                     Consolidated Statements of Operations
                    For the Year Ended December 31, 2004 and the Period from July 8, 2003 (Date of Inception) to December 31, 2003

-------------------------------------------------------------------------------------------------------------------
                                                                                        2004                  2003
-------------------------------------------------------------------------------------------------------------------
Revenues

Advertising                                                                       $2,925,000              $789,000
Products                                                                           1,119,000                     -
-------------------------------------------------------------------------------------------------------------------
Revenues                                                                           4,044,000               789,000
-------------------------------------------------------------------------------------------------------------------
Costs and expenses

Media placement and production costs - advertising                                 1,035,000               275,000
Cost of sales - products                                                             607,000                     -
Selling, administrative and other expense (includes $4,488,000 of non
 cash stock based compensation for the year ended December 31, 2004)                8,161,000               129,000
-------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                                           9,803,000               404,000
-------------------------------------------------------------------------------------------------------------------
(Loss) income from operations                                                     (5,759,000)              385,000
Interest expense                                                                     (38,000)                    -
Loss on sale of marketable securities                                                (10,000)                    -
Other expense                                                                         (4,000)                    -
-------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                                ($5,811,000)              385,000
-------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares                                           5,559,674             2,889,716
-------------------------------------------------------------------------------------------------------------------

AMOUNTS PER SHARE OF COMMON STOCK
Basic net (loss) income                                                               ($1.05)                 $.13
-------------------------------------------------------------------------------------------------------------------
Diluted net (loss) income                                                             ($1.05)                 $.13
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                     Adsouth Partners, Inc. and Subsidiaries

                              Sector Balance Sheet

                             As of December 31, 2004

--------------------------------------------------------------------------------

ASSETS
ADVERTISING

Cash                                                                                                 $       38,000
Certificate of deposit (restricted)                                                                         100,000
Prepaid expenses and other current assets                                                                     1,000
--------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                        139,000
Property and equipment, net                                                                                  64,000
Receivables, long-term                                                                                      174,000
Deposits                                                                                                      9,000
--------------------------------------------------------------------------------------------------------------------
Total advertising assets                                                                                    386,000
--------------------------------------------------------------------------------------------------------------------


PRODUCTS

Accounts receivable - net                                                                                    36,000
Inventory                                                                                                   186,000
Prepaid expenses and other current assets                                                                    33,000
--------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                        255,000
Property and equipment, net                                                                                  12,000
Investment in product line rights- net                                                                      114,000
Deposits                                                                                                      4,000
--------------------------------------------------------------------------------------------------------------------
Total product assets                                                                                        385,000
--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                         $      771,000
--------------------------------------------------------------------------------------------------------------------

                                                                    (continued)

The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                     Adsouth Partners, Inc. and Subsidiaries

                              Sector Balance Sheet

                             As of December 31, 2004

--------------------------------------------------------------------------------

LIABILITIES AND CAPITAL DEFICIENCY
ADVERTISING

Accounts payable                                                                                     $      105,000
Accrued salaries and payroll taxes                                                                          243,000
Deferred revenues                                                                                            51,000
Current portion of capital lease obligation                                                                   3,000
--------------------------------------------------------------------------------------------------------------------
Total Advertising current liabilities                                                                       402,000
Capital lease obligations                                                                                    15,000
--------------------------------------------------------------------------------------------------------------------
Total Advertising liabilities                                                                               417,000
--------------------------------------------------------------------------------------------------------------------


PRODUCTS

Accounts payable                                                                                            370,000
Accrued expenses                                                                                             17,000
Accrued salaries and payroll taxes                                                                           18,000
Deferred revenues                                                                                            39,000
Due to factor                                                                                               113,000
Current portion of capital lease obligation                                                                   1,000
Bank line of credit                                                                                         100,000
Notes payable                                                                                               250,000
--------------------------------------------------------------------------------------------------------------------
Total Products current liabilities                                                                          908,000
Capital lease obligation                                                                                      3,000
--------------------------------------------------------------------------------------------------------------------
Total Products liabilities                                                                                  911,000
--------------------------------------------------------------------------------------------------------------------


Contingencies and commitments (see Note 8)


CAPITAL DEFICIENCY
Preferred stock, $.0001 par value; 5,000,000 shares authorized,
 3,500,000 designated as Series A Convertible Preferred Stock,
 none issued and outstanding as of December 31, 2004                                                              -

Common stock, $.0001 par value; 33,333,333 shares authorized,
 6,002,214 issued and outstanding as of December 31, 2004 (see Note 9)                                            -
Additional paid-in capital                                                                                5,274,000
Notes receivable - stockholder                                                                              (20,000)
Accumulated deficit                                                                                      (5,811,000)
--------------------------------------------------------------------------------------------------------------------
Total capital deficiency                                                                                   (557,000)
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIENCY                                                             $      771,000
--------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                     Adsouth Partners, Inc. and Subsidiaries

                           Consolidated Balance Sheet

                             As of December 31, 2004

--------------------------------------------------------------------------------

ASSETS

Cash                                                                                                 $        38,000
Certificate of deposit (restricted)                                                                          100,000
Accounts receivable - net                                                                                     36,000
Inventory                                                                                                    186,000
Prepaid expenses and other current assets                                                                     34,000
--------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                         394,000
Property and equipment, net                                                                                   76,000
Investment in product line rights - net                                                                      114,000
Receivables, long-term                                                                                       174,000
Deposits                                                                                                      13,000
--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                         $       771,000
--------------------------------------------------------------------------------------------------------------------


LIABILITIES AND CAPITAL DEFICIENCY
Accounts payable                                                                                     $       475,000
Accrued expenses                                                                                              17,000
Accrued salaries and payroll taxes                                                                           261,000
Deferred revenues                                                                                             90,000
Due to factor                                                                                                113,000
Current portion of capital lease obligation                                                                    4,000
Bank line of credit                                                                                          100,000
Notes payable                                                                                                250,000
--------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                                  1,310,000
Capital lease obligation                                                                                      18,000
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                          1,328,000
--------------------------------------------------------------------------------------------------------------------


Contingencies and commitments (see Note 8)


CAPITAL DEFICIENCY
Preferred stock, $.0001 par value; 5,000,000 shares authorized,
 3,500,000 designated as Series A Convertible Preferred Stock,
 none issued and outstanding as of December 31, 2004                                                               -

Common stock, $.0001 par value; 33,333,333 shares authorized,
 6,002,214 issue and outstanding as of December 31, 2004 (see Note 9)                                              -
Additional paid-in capital                                                                                 5,274,000
Notes receivable - stockholder                                                                               (20,000)
Accumulated deficit                                                                                       (5,811,000)
--------------------------------------------------------------------------------------------------------------------
Total capital deficiency                                                                                    (557,000)
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIENCY                                                             $       771,000
--------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                    Adsouth Partners, Inc. and Subsidiaries

                        Sector Statements of Cash Flows
                    For the Year Ended December 31, 2004 and the Period from July 8, 2003 (Date of Inception) to December 31. 2003

----------------------------------------------------------------------------------------------------------------------
                                                                       2004                2004                  2003
CASH FLOWS - OPERATING ACTIVITIES:                              Advertising            Products           Advertising
                                                            ----------------------------------------------------------
Net (loss) income                                            $   (4,302,000)     $    (1,509,000)      $      385,000
Adjustments to reconcile net loss to net cash - operating
activities:
Non cash stock based compensation expense                         3,718,000              770,000                    -
Common stock issued in lieu of cash for interest expense                  -               25,000                    -
Depreciation and amortization                                         8,000               12,000                    -
Allowance for bad debts                                             484,000               31,000                    -
Loss on sale of marketable securities                                10,000                    -                    -
Other operating adjustments                                           6,000                    -                    -
Changes in assets and liabilities:
Accounts receivable                                                (668,000)             (67,000)                   -
Inventory                                                                 -             (186,000)                   -
Prepaid expense and other current assets                             (1,000)             (32,000)                   -
Accounts payable                                                     86,000              370,000               18,000
Accrued expenses                                                          -               17,000                    -
Accrued salaries and payroll taxes                                  240,000               18,000                4,000
Deferred revenues                                                    51,000               39,000                    -
----------------------------------------------------------------------------------------------------------------------
Net cash - operating activities                                    (368,000)            (512,000)             407,000
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS - INVESTING ACTIVITIES:

Capital expenditures                                                (47,000)             (10,000)             (13,000)
Purchase certificate of deposit (restricted)                       (100,000)                   -                    -


Deposits                                                             (8,000)              (4,000)              (1,000)
Investment in product line rights - net                                   -             (125,000)
----------------------------------------------------------------------------------------------------------------------
Net cash - investing activities                                    (155,000)            (139,000)             (14,000)
----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                                                      Continued

--------------------------------------------------------------------------------
                     Adsouth Partners, Inc. and Subsidiaries

                        Sector Statements of Cash Flows
                    For the Year Ended December 31, 2004 and the Period from July 8, 2003 (Date of Inception) to December 31. 2003

----------------------------------------------------------------------------------------------------------------------
                                                                       2004                2004                  2003
                                                                Advertising            Products           Advertising
                                                            ----------------------------------------------------------
CASH FLOWS - FINANCING ACTIVITIES:

Proceeds from notes payable                                               -              250,000                    -
Due to factor                                                             -              113,000                    -
Advances on bank line of credit                                           -              245,000                    -
Repayments on bank line of credit                                  (145,000)                   -                    -
Proceeds from the exercise of stock options                         130,000                    -                    -
Proceeds from issuance of common stock                              560,000               43,000                    -
Capital distributions                                                     -                    -             (377,000)
----------------------------------------------------------------------------------------------------------------------
Net cash - financing activities                                     545,000              651,000             (377,000)
----------------------------------------------------------------------------------------------------------------------
Net change in cash                                                   22,000                    -               16,000
Cash - beginning of period                                           16,000                    -                    -
----------------------------------------------------------------------------------------------------------------------
Cash - end of period                                         $       38,000      $             -       $       16,000
----------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest                                       $            -      $        16,000       $           -
----------------------------------------------------------------------------------------------------------------------
Cash paid for income taxes                                   $            -      $             -       $           -
----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES

         During 2004, the Company entered into a capital lease obligation having an aggregate net present value of $22,000 resulting in a non cash increase in property and equipment of $18,000 to the advertising sector and $4,000 to the products sector.

--------------------------------------------------------------------------------
                     Adsouth Partners, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows
                    For the Year Ended December 31, 2004 and the Period from July 8, 2003 (Date of Inception) to December 31, 2003

--------------------------------------------------------------------------------------------------------------------
CASH FLOWS - OPERATING ACTIVITIES:                                                    2004                      2003
--------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                       $       (5,811,000)       $         385,000
Adjustments to reconcile net loss to net cash - operating
activities:
Non cash stock based compensation expense                                        4,488,000                        -
Common stock issued in lieu of cash for interest expense                            25,000                        -
Depreciation and amortization                                                       20,000                        -
Allowance for bad debts                                                            515,000                        -
Loss on sale of marketable securities                                               10,000                        -
Other operating adjustments                                                          6,000                        -
Changes in assets and  liabilities:
Accounts receivable                                                               (735,000)                       -
Inventory                                                                         (186,000)                       -
Prepaid expense and other current assets                                           (33,000)                       -
Accounts payable                                                                   456,000                   18,000
Accrued expenses                                                                    17,000                        -
Accrued salaries and payroll taxes                                                 258,000                    4,000
Deferred revenues                                                                   90,000                        -
--------------------------------------------------------------------------------------------------------------------
Net cash - operating activities                                                   (880,000)                 407,000
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS - INVESTING ACTIVITIES:

Capital expenditures                                                               (57,000)                 (13,000)
Purchase certificate of deposit (restricted)                                      (100,000)                       -


Deposits                                                                           (12,000)                  (1,000)
Investment in product line rights-net                                             (125,000)                       -
--------------------------------------------------------------------------------------------------------------------
Net cash - investing activities                                                   (294,000)                 (14,000)
--------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                                                      Continued

--------------------------------------------------------------------------------
                     Adsouth Partners, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows
                    For the Year Ended December 31, 2004 and the Period from July 8, 2003 (Date of Inception) to December 31, 2003

--------------------------------------------------------------------------------------------------------------------
                                                                                     2004                      2003
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS - FINANCING ACTIVITIES:

Proceeds from notes payable                                                        250,000                         -
Due to factor                                                                      113,000                         -
Advances on bank line of credit                                                    245,000
Repayments on bank line of credit                                                 (145,000)                        -
Proceeds from the exercise of stock options                                        130,000                         -
Proceeds from issuance of common stock                                             603,000                         -
Capital distributions                                                                    -                  (377,000)
--------------------------------------------------------------------------------------------------------------------
Net cash - financing activities                                                  1,196,000                  (377,000)
--------------------------------------------------------------------------------------------------------------------
Net change in cash                                                                  22,000                    16,000
Cash - beginning of period                                                          16,000                         -
--------------------------------------------------------------------------------------------------------------------
Cash - end of period                                                    $           38,000        $           16,000
--------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest                                                  $          16,000        $                -
--------------------------------------------------------------------------------------------------------------------
Cash paid for income taxes                                              $               -        $                -
--------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES

         During 2004, the Company entered into a capital lease obligation for certain property and equipment having an aggregate net present value of $22,000.

--------------------------------------------------------------------------------
                    Adsouth Partners, Inc. and Subsidiaries
            Consolidated Statement of Changes in Capital Deficiency
   For the Period from July 8, 2003 (date of inception) to December 31, 2003 and for the Year Ended December 31, 2004

------------------------------------------------------------------------------------------------------------------------------------
                                                            Additional                           Note
                                        Common Stock           Paid-in       Deferred       Receivable    Accumulated
                                    ---------------------
                                     Shares       Amount       Capital    Compensation     Stockholder        Deficit         Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 8, 2003
 (date of inception)                      -            -             -               -               -              -             -
Capital contributed upon
 Incorporation                            -            -       $22,000               -               -                      $22,000
Shareholder return of capital
 and net distributions                    -            -             -               -               -      ($397,000)     (397,000)
Net income                                -            -             -               -               -        385,000       385,000
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003              -            *        22,000               -               -        (12,000)       10,000
Equity section of Zenith
 Technology, Inc. (see Note 1)    3,478,032            *       934,000       ($783,000)       ($20,000)      (131,000)            -
Transfer to additional paid-in
 capital upon reorganization              -            -      (131,000)              -               -        131,000             -
Capitalization of accumulated
 deficit at the time of the
 S-Corp revocation                        -            -       (12,000)              -               -         12,000             -
Stock issued pursuant to stock
 grants (see Note 10)             2,003,396            *     3,625,000        (130,000)              -              -     3,495,000
Grant of stock options
 (see Note 10)                            -            -        78,000         (78,000)              -              -             -
Exercise of stock options
 (see Note 10)                      150,000            *       130,000               -               -              -       130,000
Amortization of deferred
 compensation (see Note 10)               -            -             -         991,000               -              -       991,000
Stock issued for note
 receivable - related party
 (see Note 9)                       333,333            *     1,002,000               -        (650,000)             -       352,000
Cancellation of note receivable
 - related party upon return
 of previously issued stock
 (see Note 9)                      (157,894)           *      (650,000)              -         650,000              -             -
Stock issued in lieu of cash
 for interest expense                15,347            *        25,000               -               -              -        25,000
Sale of common stock                180,000            *       251,000               -               -              -       251,000
Net loss                                  -            -             -               -               -     (5,811,000)   (5,811,000)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004      6,002,214            *    $5,274,000               -        ($20,000)   ($5,811,000)    ($557,000)
------------------------------------------------------------------------------------------------------------------------------------

* - less than $1,000.
The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                     Adsouth Partners, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                      For the Year Ended December 31, 2004
--------------------------------------------------------------------------------

1.       Summary of Significant Accounting Policies

Organization
------------

         Adsouth Partners, Inc. (the "Company" or the "Registrant"), (formerly Zenith Technology, Inc.) is a publicly held Nevada corporation organized on December 2, 1998.

Changes in Control
------------------

         On January 4, 2004, the Company, The Tiger Fund, Adsouth, Inc., John P. Acunto, Jr. and Angela E. Acunto entered into a share exchange transaction, pursuant to which the Tiger Fund transferred 1,866,667 shares of Common Stock it owned to Mr. John P. Acunto, Jr. and Ms. Angela E. Acunto, who were the two shareholders of Adsouth, Inc., in exchange for their 100% equity ownership in Adsouth, Inc. (the "Adsouth Acquisition"). Upon the completion of the Adsouth Acquisition, control of the Company had changed whereby Mr. John P. Acunto, Jr. and Ms. Angela Acunto owned more than 50% of the total issued and outstanding Common Stock.

         Because the Adsouth Acquisition resulted in the former owners of Adsouth, Inc. gaining control of the Company, the transaction is accounted for as a reverse acquisition. Effective on the acquisition date, the Company's balance sheet includes the assets and liabilities of Adsouth, Inc. and its equity accounts have been recapitalized to reflect the equity of Adsouth, Inc. In addition, effective on the acquisition date, and for all reporting periods thereafter, the Company's operating activities, including any prior comparative periods, will include only those of Adsouth, Inc. However, because Adsouth, Inc. commenced operations in July 2003, comparative operating results for the year ended December 31, 2003 include the period from July 8, 2003 (date of inception) to December 31, 2003.

Reverse Split
-------------

         All share and per share information in these financial statements reflects a one-for-15 reverse split which became effective on March 25, 2005. See Note 14[e].

Nature of Operations
--------------------

         Since July 8, 2003 and throughout 2004, the Company has been engaged in providing advertising agency services specializing in direct response media campaigns. The Company's advertising agency services include (i) the placement of advertising in television, internet and print media outlets; (ii) the production of advertising content including television commercials, print advertising and other graphics design literature; and (iii) advertising and marketing consulting services.

         In February 2004, the Company acquired the rights to a home microdermabrasion kit skin care product in consideration for $125,000 and throughout 2004 the Company expanded its line of skin care products to include a collagen facial blanket, a glycolic facial blanket, eye and lip contour patches, a scar and stretch mark renewal patch, a decollete renewal blanket, a roll-on collagen, an anti-wrinkle and firming serum and a bottled skin toner (the "Dermafresh Line"). Sales of the Company's skin care products began in June 2004 and sales to retail customers began in the third quarter of 2004.

         In October 2004, the Company entered into a distribution and marketing agreement with SIMON Cosmetics LLC pursuant to which the Company has two year exclusive rights to distribute and sell SIMON Cosmetics LLC's line of skin care products (the "Simon Solutions Line") in North America. Pursuant to the distribution and marketing agreement, the Company has exclusive rights to purchase distribute the Simon Solutions Line in North America for a period of two years, although either party has the right to terminate the agreement on six months' notice. The distribution and marketing agreement also requires the Company to participate with SIMON Cosmetics LLC in a cooperative advertising campaign. Pursuant to a separate royalty agreement, the Company is required to pay a royalty of $.10 per unit on the Lip Solution Product to the company that introduced SIMON Cosmetics LLC to the Company. There were no sales of the Simon Solutions Line in 2004

Principles of Consolidation
---------------------------

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries through which it has direct controlling interests. The Company has 100% ownership in Adsouth, Inc., a Florida corporation organized on October 31, 2003 and Dermafresh, Inc., a Florida corporation organized on February 2, 2004. All significant intercompany balances and transactions have been eliminated.

Cash and cash equivalents
-------------------------

         The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2004, the Company has no cash equivalents.

Accounts Receivables
--------------------

         All of the Companies accounts receivable are reported at their net collectible amounts. The Company records a reserve against any accounts receivable for which the Company deems, in its judgment, that collection may be in doubt. The reserve for uncollectible accounts at December 31, 2004 was $515,000.

Factored Receivables (Due to Factor)
------------------------------------

         On September 22, 2004, the Company and a factoring company executed an Account Transfer and Purchase Agreement pursuant to which the Company may sell qualified receivables without recourse to the Company. The Company pays a fixed discount of 1% of the gross amount of any receivables sold and is advanced 80% of the gross amount of such receivables (the "Initial Payment") and the remaining 20% of the gross amount of any receivables sold is held as a reserve by the factoring company until such time as the receivable is collected by the factoring company. The Account Transfer and Purchase Agreement provides the factoring company the right, at its option, to hold additional reserves for any sold receivables that have not been collected in full within ninety days to the extent necessary to maintain a reserve in an amount up to the sum of (a) the total of Initial Payment made with respect to the sold and uncollected receivables, plus (b) the total fixed and variable discounts with respect to such sold and uncollected receivables, and (c) such other amounts that may be due by the Company to the factoring company. As of December 31, 2004, no such additional reserves were held by the factoring company. The Company pays a variable discount of a base rate, as quoted from time to time by the factoring company, plus 2% on the Initial Payment for the period of time that the Initial Payment remains outstanding. The effective rate of the variable discount as of December 31, 2004 was 7.25%. For the year ended December 31, 2004, the total fixed and variable discounts were an aggregate of $15,000 which is included in interest expense. The amount due to factor as of December 31, 2004 was $113,000.

         Pursuant to the Account Transfer and Purchase Agreement, the factoring company holds a security interest in all of the Company's accounts receivable, inventory, cash and contract rights. Pursuant to the Account Transfer and Purchase Agreement the Company is required to provide the factoring company with
(i) quarterly financial statements within thirty days after the end of each quarter, (ii) quarterly payroll tax returns with proof of payment of the related payroll taxes within thirty days after the end of each quarter, and (iii) annual financial statements within sixty days after the end of the fiscal year.

Inventory
---------

         Inventory is comprised of finished goods of skin care products available for sale and is valued at the lower of cost or market, cost being determined both on a moving average and a first-in/first-out basis.

Property and Equipment
----------------------

         Property and equipment are carried at cost less allowances for accumulated depreciation. The cost of equipment held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair market value of the leased property at the inception of the lease. Depreciation is computed generally by the straight-line method over the estimated useful lives of the assets, which are generally five to seven years. Amortization of equipment held under capital leases is included with depreciation expense. Expenditures for maintenance and repairs, which do not generally extend the useful life of the related assets, are charged to operations as incurred. Gains or losses on disposal of property and equipment are reflected in the statement of operations in the period of disposal.

Investment in Product Line Rights
---------------------------------

         In February 2004, the Company acquired Dermafresh,, Inc., whose sole asset was the Dermafresh Product Line, from an unaffiliated company for cash consideration of $125,000. The acquisition cost is included in other assets and is being amortized as an expense against the sales of the Dermafresh product as calculated as the percentage of sales of the Dermafresh line in any period to the total expected sales over the life of the Dermafresh Line. For the year ended December 31, 2004, such amortization expense was $11,000 and the unamortized balance as of December 31, 2004 was $114,000.

Long-lived Assets
-----------------

       Long-lived assets consist primarily of property and equipment. Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset's carrying value to determine if impairment exists pursuant to the requirements of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of its carrying value or net realizable value.

Revenue Recognition
-------------------

         During the years ended December 31, 2004 and 2003, the Company derived revenue from; (i) the placement of advertising in television, internet and print media outlets; (ii) the production of advertising content including television commercials, print advertising and other graphics design literature; and (iii) advertising and marketing consulting services. During the year ended December 31, 2004, the Company derived revenue from the sale of products. The Company's advertising services revenue is derived from billings that are earned when the media is placed, from fees earned as advertising services are performed and from production services rendered. In addition, incentive amounts may be earned based on qualitative and/or quantitative criteria. In the case of media placements, revenue is recognized as the media placements appear. During 2004 and 2003, the Company was the primary obligor and carried all of the credit risk for the media placements and accordingly, recorded the full amount of such billings from the media placements as revenue in accordance with Emerging Issues Task Force Issue No. 99-19. In the case of consulting and production arrangements, the revenue is recognized as the services are performed. The Company's creative consulting revenue is generally earned on a fee basis, and in certain cases incentive amounts may also be earned. As with fee arrangements in advertising, such revenue is recognized as the work is performed. Incentive amounts for advertising and marketing services are recognized upon satisfaction of the qualitative and/or quantitative criteria, as set out in the relevant client contract. Deferred revenues are recognized as a liability when billings are received in advance of the date when revenues are earned. Revenues from the sale of products are recognized upon the shipment of the goods being sold and are net of estimated returns and other promotional allowances.

Advertising Costs
-----------------

       Advertising costs, which for the year ended December 31, 2004 and the period from July 8, 2003 (date of inception) to December 31, 2003 were $556,000 and $0, respectively, are expensed as incurred and is included within selling expenses in the statement of operations.

Income Taxes
------------

         The Company provides for federal and state income taxes currently payable, as well as for those deferred because of temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. The effect of a change in tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income taxes to the amount that is more likely than not to be realized.

         As of December 31, 2004, the Company has net operating loss carry-forwards approximating $1,641,000. Pursuant to section 382 of the Internal Revenue Code, utilization of these losses may be limited upon a change in control.

Basic and Diluted Income (Loss) Per Share
-----------------------------------------

         Basic and diluted per share results for the year ended December 31, 2004 were computed based on the net loss allocated to the common stock for the respective period. The weighted average number of shares of common stock outstanding during the period was used in the calculation of basic earnings
(loss) per share. In accordance with FAS 128, "Earnings Per Share," the weighted average number of shares of common stock used in the calculation of diluted per share amounts is adjusted for the dilutive effects of potential common shares including, (i) the assumed exercise of stock options based on the treasury stock method; and (ii) the assumed conversion of convertible preferred stock only if an entity records earnings from continuing operations, as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations. As a result of the Company recording a loss during the year ended December 31, 2004, the average number of common shares used in the calculation of basic and diluted loss per share is identical and have not been adjusted for the effects of 1,061,520 potential common shares from unexercised stock options and warrants. Such potential common shares may dilute earnings per share in the future. For the period from July 8, 2003 (date of inception) to December 31, 2003, there were no potential common shares.

Fair Value of Financial Instruments
-----------------------------------

         Accounting principles generally accepted in the United States of America require disclosing the fair value of financial instruments to the extent practicable for financial instruments, which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. In assessing the fair value of these financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, notes receivable and other current liabilities, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturity. For investments in marketable securities, fair value is estimated based on current quoted market price. The fair value of the Company's investment in product line rights and its property and equipment is estimated to approximate their net book values. The fair value of the capital lease, the bank line of credit and note payable obligations as recorded approximate their fair values as represented by the net present value of the future payments on the underlying obligations.

Concentration of Credit Risk
----------------------------

         Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and accounts receivable. As of December 31, 2004, all of the Company's cash is placed with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of December 31, 2004 the Company had $30,000 of cash balances in excess of federally insured limits. For the year ended December 31, 2004, 67% of the Company's total revenues were derived from one advertising sector customer and the Company reserved $482,000 of receivables from such customer. For the period from July 8, 2003 through December 31, 2003, 50%, 24% and 20% of the Company's advertising revenues were derived from three companies, none of which were customers during 2004. For the year ended December 31, 2004, 21% of total revenues were derived from one product sector customer. At December 31, 2004, the amount due from this product sector customer approximated $174,000.

         As of December 31, 2004, 46% and 25% of the Company's accounts receivable is due from two product sector retail customers and 20% is due from the Company's credit card processor for direct response product sector sales. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk.

Stock Options and Similar Equity Instruments
--------------------------------------------

         The Company adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure," for stock options and similar equity instruments (collectively "Options") issued to employees. SFAS No. 123 allows for the choice of recording stock options issued to employees using Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" while disclosing the effects, on a pro forma basis, of using SFAS No. 123 in the footnotes to the financial statements. The Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by APB Opinion No. 25, rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

         In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure- An Amendment of FASB Statement No. 123." This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock -based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content and location of those disclosures.

         For purposes of pro forma disclosures the amount of stock-based compensation as calculated using the fair value method of accounting for stock options issued to employees is amortized over the options' vesting period. The Company's pro forma information for years ended December 31, 2004 and 2003 is as follows:

        Year Ended December 31,                                        2004                   2003
        -------------------------------------------------------------------------------------------
        Net (loss) income as reported                      $     (5,811,000)     $         385,000
        Add:  Stock-based employee compensation
          included in the statement of operations                 3,063,000                      -
        Deduct:  Stock- based employee compensation as
          determined under fair value based method               (3,184,000)                     -
        -------------------------------------------------------------------------------------------
        Pro forma net income (loss)                        $     (5,932,000)     $         385,000
        -------------------------------------------------------------------------------------------

        Amounts per share of common stock:
        Basic:
          As reported                                                ($1.05)                  $.13
          Pro forma                                                  ($1.07)                  $.13
        Diluted:
          As reported                                                ($1.05)                  $.13
          Pro forma                                                  ($1.07)                  $.13

         The following table summarizes the Company's fixed stock purchase warrants and stock options for 2004 and 2003.

                                                                   2004                          2003
                                                               Weighted                      Weighted
                                                                Average                       Average
                                                               Exercise                      Exercise
                                               2004 Shares        Price      2003 Shares        Price
     -------------------------------------------------------------------------------------------------
     Outstanding-beginning of year                    -               -             -               -
     Granted                                  3,246,583           $0.62       614,467           $0.00
     Exercised                               (2,151,730)          $0.06      (614,467)          $0.00
     Forfeited/Expired                          (33,333)          $1.35             -               -
     -------------------------------------------------------------------------------------------------
     Outstanding-end of year                  1,061,520           $1.73             -               -
     -------------------------------------------------------------------------------------------------

     Options exercisable-end of year          1,061,520           $1.73             -               -
     -------------------------------------------------------------------------------------------------
     Weighted-average fair value of
       options granted during the year                            $1.50                         $0.60
     -------------------------------------------------------------------------------------------------

         The assumptions used during the year ended December 31, 2004 and 2003 were as follows:

                                            2004                       2003
                                            ----                       ----
         Risk free interest rate            2.12%                        2%
         Expected Dividend Yield               0                         0
         Expected Lives                     1-5 years                    6 years
         Expected Volatility                68%-120%                   127%

         The following table presents warrants and options outstanding as of December 31, 2004 and their exercise prices and contractual remaining lives, the 1,061,520 warrants and options outstanding have exercise prices ranging between $0.90 and $30.00 and a weighted-average remaining contractual life of 3.275 years.

        Shares Underlying                                      Remaining
        Outstanding Options                          Contractual Life in
        and Warrants                Exercise Price                 Years
               9,077                        $30.00                  3.76
             733,333                         $1.35                  4.16
              53,333                         $2.45                   .34
              52,444                         $3.00                  4.21
              13,333                         $0.90                   .53
             200,000                         $1.38                   .74

Use of Estimates
----------------

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

2.       Accounts Receivable

         The Company's accounts receivables as of December 31, 2004 are summarized as follows:

        Accounts receivable                                   $        725,000
        Allowance for doubtful accounts                               (515,000)
        ------------------------------------------------------------------------
                                                                       210,000
        Receivables, long-term (a)                                     174,000
        ------------------------------------------------------------------------
        Accounts receivable, net                              $         36,000
        ------------------------------------------------------------------------

         As of December 31, 2004 all of the Company's accounts receivable are pledged as collateral for borrowings.

         (a) - For the year ended December 31, 2004, 67% of the Company's total revenues were derived from one advertising sector customer and the Company reserved $482,000 of receivables from such customer. In January 2005, the Company accepted restricted stock in payment of the outstanding receivable due from such advertising sector customer and the value of such stock will be presented in the balance sheet as a long-term receivable because the stock cannot be sold for one year from the date it was received. Other provisions for bad debts amounted to $33,000 for the year ended December 31, 2004.

3.       Property and Equipment

         The Company's property and equipment as of December 31, 2004 are summarized as follows:

        Computer equipment                                   $         24,000
        Computer software                                               5,000
        Equipment                                                       8,000
        Furniture                                                      17,000
        Production equipment                                            9,000
        ------------------------------------------------------------------------
                                                                       63,000
        Accumulated depreciation                                       (9,000)
        ------------------------------------------------------------------------
                                                                       54,000
        ------------------------------------------------------------------------

        Equipment held under capitalized lease obligations             22,000
        Accumulated amortization                                            -
        ------------------------------------------------------------------------
                                                                       22,000
        ------------------------------------------------------------------------

        Property and equipment, net                          $         76,000
        ------------------------------------------------------------------------

         During 2004 the Company recorded depreciation expense of $9,000.

4.       Capital Lease Obligation

         As of December 31, 2004, the future minimum lease payments under a capital lease are as follows:

        2005                                                 $          5,000
        2006                                                            5,000
        2007                                                            5,000
        2008                                                            6,000
        2009                                                            6,000
        ------------------------------------------------------------------------
                                                                       27,000
        Less amount representing imputed interest                      (5,000)
        ------------------------------------------------------------------------
        Present value of net minimum capital lease payments            22,000
        Current portion of capital lease obligation                     4,000
        ------------------------------------------------------------------------
        Non current portion of capital lease obligation      $         18,000
        ------------------------------------------------------------------------

5.       Bank Line of Credit

         On July 9, 2004, the Company obtained a $100,000 bank line of credit. The line of credit bears interest at prime and is collateralized by a $100,000 certificate of deposit. During the year ended December 31, 2004 the Company borrowed $100,000 under the line-of-credit all of which remains outstanding as of December 31, 2004. The line of credit expires on July 8, 2005 which is the same date the collateral position on the certificate of deposit is released. During the year ended December 31, 2004, interest expense on the line of credit approximated $1,000. The effective rate on the line of credit was 5.32% as of December 31, 2004.

6.       Note Payable

         On July 8, 2004, the Company issued a $250,000 promissory note to an individual. The note bears interest at 18% which is due and payable each month that the note is outstanding. All principal and interest on the note was originally due on January 8, 2005 (see Note 14). The note is secured by the inventory of the Company and a pledge by the chief executive officer, of 200,000 shares of the Company's common stock owned by him. In addition, the Company issued to the individual 15,347 shares of its common stock, having a value of $25,000, which will reduce the amount of interest for year 2004 that is payable in cash and the fair value of such stock is treated as interest expense. During the year ended December 31, 2004 interest expense on the note payable approximated $22,000 and as of December 31, 2004 the remaining value of the common stock issued in lieu of cash for interest expense of $3,000 is included in prepaid expenses.

7.       Income Taxes

         For 2004 and 2003, the Company has no current Federal or state taxes payable. Deferred taxes based upon differences between the financial statement and tax basis of assets and liabilities and available tax carry-forwards are summarized in the following table.

        As of December 31,                                               2004
        ------------------------------------------------------------------------
        Net operating loss carry-forward                     $        437,000
        Allowance for doubtful accounts receivable                    163,000
        Stock compensation expense                                  1,217,000
        Sales returns and promotion allowance                          47,000
        Depreciation                                                   (2,000)
        ------------------------------------------------------------------------
        Net deferred tax asset                                      1,862,000
        Valuation allowance                                         (1,862,000)
        ------------------------------------------------------------------------
                                                             $               -
        ------------------------------------------------------------------------

         For the year ended December 31, 2004 the valuation allowance for net deferred tax assets increased by $1,862,000. The net increase was the result of increased change in net temporary differences. Based upon the current tax loss, the Company has established the valuation allowance against the entire net deferred tax asset.

         As of December 31, 2004, the Company has net operating loss carry-forwards approximating $1,641,000. On January 4, 2004, pursuant to the Adsouth Acquisition, there was a change of control which will limit the Company's utilization of its tax net operating loss carryover for losses incurred prior to the issuance of such shares, per Section 382 of the Internal Revenue Code.

         The Company's net operating loss carry-forwards at December 31, 2004 expire as set forth in the following table.

        Year carry-forward expires                                      Amount
        ------------------------------------------------------------------------
        2024                                                        $1,641,000


         The following table reconciles the statutory federal income tax rate to the effective rate.

        Year Ended December 31,                                          2004
        ------------------------------------------------------------------------
        Statutory federal income tax rate                              (35.0%)
        Net operating loss for which no benefit was received            34.7%
        Permanent difference                                              .3%
        ------------------------------------------------------------------------
        Effective income tax rate                                        0.0%
        ------------------------------------------------------------------------

8.       Commitments and Contingencies

Operating Lease Obligations
---------------------------

         The Company leases 6,658 square feet of executive office space in an office building located in Boca Raton, Florida under a non-cancelable lease, as amended, which initially expires in March of 2010. The Company has a right to cancel the lease effective December 2006 by providing a 180 days prior notice to the landlord of its intent to invoke the early termination clause..

         As of December 31, 2004 our future minimum lease payments under operating leases are as follows:

        2005                                                  $        149,000
        2006                                                           154,000
        2007                                                           160,000
        2008                                                           166,000
        2009                                                           172,000
        Thereafter                                                      31,000
        ------------------------------------------------------------------------
        Total                                                 $        832,000
        ------------------------------------------------------------------------

         Rent expense under operating leases for the year ended December 31, 2004 and for the period from July 8, 2003 to December 31, 2003 approximated $76,000 and $4,000. These costs are included as part of selling, administrative and other expense in the consolidated statement of operations.

Employment Agreements
---------------------

         On February 18, 2005, the Company entered into an employment agreement, dated as of July 1, 2004, with its chief executive officer, John P. Acunto, Jr. Mr. Acunto's employment agreement provides for Mr. Acunto to serve as the Company's chief executive officer until December 31, 2009, and continuing on a year-to-year basis unless terminated by either party. Mr. Acunto is to receive a salary of $375,000, which, commencing January 1, 2006, is subject to an annual increase of 5%. The Company also agrees to include him as one of the board of director's nominees for election as a director. He also received an initial bonus of $250,000 in 2004, and will receive quarterly and annual bonuses. The quarterly bonus will be 5% of the Company's adjusted gross profit, which is defined as gross profit less compensation (other than his quarterly bonus and annual bonus). If the Company's income before income taxes and payment of his annual bonus ("adjusted income") is at least $2,000,000, the Company will pay Mr. Acunto an annual bonus equal to 5% of the adjusted income. For each quarter in which a quarterly bonus is payable, Mr. Acunto is to receive a five-year non-qualified option to purchase the number of shares of common stock determined by dividing the amount of the quarterly bonus by the exercise price per share, which shall be the closing price of the Company's common stock on the last day of the quarter. Mr. Acunto also receives insurance benefits and a monthly automobile allowance of $1,800. In the event of a termination of Mr. Acunto's employment as a result of his death or disability, the Company will pay him or his beneficiary his salary for the lesser of one year or the balance of the term. In the event of a change of control, as defined in the agreement, a termination of his employment other than for cause, a termination of his employment as a result of a disability or his resignation, the Company is to pay Mr. Acunto an amount equal to the sum of his annual salary in effect on the date of termination and the highest total of bonuses paid to him for any year during the term multiplied by the greater of two or the number of years remaining in the term.

         On February 18, 2005, the Company entered into an employment agreement, dated as of July 1, 2004, with its chief financial officer, Anton Lee Wingeier. Mr. Wingeier's employment agreement provides for Mr. Wingeier to serve as the Company's chief financial officer until December 31, 2005 and continuing thereafter on a month-to-month basis unless terminated by either party. Mr. Wingeier is to receive a salary at the annual rate of $125,000 through September 30, 2004 and $150,000 thereafter. He also received an initial bonus of $24,000 in 2004, and will receive a quarterly and annual bonus. The quarterly bonus will be 5% of the Company's adjusted gross profit, which is defined as gross profit less compensation (other than his quarterly bonus and annual bonus). If the Company's income before income taxes and payment of his annual bonus is at least $2,000,000, the Company will pay Mr. Wingeier an annual bonus equal to 5% of the adjusted income. For each quarter in which a quarterly bonus is payable, Mr. Wingeier is to receive five-year non-qualified option to purchase the number of shares of common stock determined by dividing the amount of the quarterly bonus by the exercise price per share, which shall be the closing price of the Company's common stock on the last day of the quarter. Mr. Wingeier also receives insurance benefits and a monthly automobile allowance of $900. In the event of a termination of Mr. Wingeier's employment as a result of his death or disability, the Company will pay him or his beneficiary his salary for the lesser of one year or the balance of the term.

         On March 18, 2004, the Company entered into an employment agreement with its president, John Cammarano. Mr. Cammarano's employment agreement provides for Mr. Cammarano to serve as the Company's president until March 18, 2007 and automatically renews for additional three year period unless either the Company or Mr. Cammarano provides the other with 90 days notice before March 18, 2007 of their intention to not renew. Effective April 5, 2004, Mr. Cammarano is to receive a salary at an annual rate of $175,000 through the term of the employment agreement. He also received a one-time signing bonus of $50,000 and shares of common stock valued at $100,000, 33,333 shares of common stock for overseeing the establishment of a web-based advertising business and an option to purchase 66,667 shares of common stock at an exercise price of $1.35 per share. Mr. Cammarano is entitled to a bonus of 5% of the product sales of the Company and stock based incentives equal to 5% of the revenues that are generated as a result of his direct efforts. For the year ended December 31, 2004, Mr. Cammarano voluntarily limited his bonus compensation to $50,000 which represents 5% of product sales, less returns and advertising allowances. Mr. Cammarano also receives a monthly auto allowance of $1,800. In the event of a termination of Mr. Cammarano's employment as a result of his death the Company will pay his beneficiary an amount equal to the sum of the salary and bonus paid him in the immediately prior calendar year. In the event of a termination of Mr. Cammarano's employment as a result of his disability the Company will pay him his monthly salary as then in effect for a period of six months and thereafter will pay him 50% of his monthly salary as then in effect until the first anniversary of his disability.

Legal Proceedings
-----------------

         On or about November 5, 2004, Plan*It Strategic Marketing, Inc. commenced an action in the Circuit Court, Palm Beach County, Florida against the Company, its subsidiary Dermafresh, Inc., John Cammarano, and others, including Think Tek, Inc., the company that sold Dermafresh, Inc. and the Dermafresh microdermabrasion product to the Company, claiming that the sale to the Company violated an agreement between the plaintiff and Think Tek, Inc. Mr. Cammarano became the Company's president subsequent to the Company's acquisition of Dermafresh, Inc., and was an officer, director and stockholder of Dermafresh, Inc. at the time Dermafresh, Inc. was sold to the Company. The plaintiff is seeking monetary damages and equitable relief, including a temporary and permanent injunction, rescission and the imposition of an equitable trust. A hearing on plaintiff's request for a temporary injunction was held on November 15, 2004. On November 16, 2004, the Company received notice from the Circuit Court, Palm Beach County, that the plaintiff's motion for temporary injunction was denied. The Company believes that the claim against it is without merit.

         In the normal course of business the Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

9.       Capital Stock

Common and Preferred Stock
--------------------------

         In April 2004, the Company's stockholders, by a consent of the holders of a majority of the outstanding shares of common stock, consisting of the Company's chief executive officer and his wife, approved an amendment to the Company's certificate of incorporation, which (i) increased the number of authorized shares of common stock, par value $.0001 per share, to 500,000,000 shares, and (ii) authorized 5,000,000 shares of preferred stock, par value $.0001 per share, of which 3,500,000 shares are designated as Series A Convertible Preferred Stock (see Note 14).

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

         As of December 31, 2004, the Company has no present arrangement, obligation or specific intention to issue shares of our Preferred Stock to any person, however the Board of Directors does have the express authority, without further shareholder approval, to issue shares of Preferred Stock without the further approval by, or prior knowledge of, the shareholders.

         All remaining shares of Preferred Stock not so specifically designated may be designated in the future by action of the Board of Directors of the Corporation and otherwise in accordance with the applicable provisions of the Nevada Revised Statutes of the State of Nevada.

Private Placement Offerings
---------------------------

         On June 4, 2004, the Company sold 133,333 shares of its common stock for $1.50 per share to an accredited investor pursuant to a private placement offering receiving proceeds of $200,000. Pursuant to the offering, the investor has the right to demand registration of the 133,333 shares one year from the date of purchase.

         On July 20, 2004, the Company sold 46,667 shares of its common stock for $1.13 per share to an accredited investor pursuant to a private placement offering receiving proceeds of approximately $51,000. Pursuant to the offering, the investor has the right to demand registration of the 46,667 shares one year from the date of purchase.

Note Receivable Stockholder
---------------------------

         On May 9, 2003, the Company's board of directors authorized The Tiger Fund's purchase of an additional 1,298,452 shares of Common Stock upon their issuance of an approximately $20,000 promissory note to the Company, subsequent to which, the Tiger Fund owned the maximum number of shares permitted by the Tiger Fund Stock Purchase Agreement. The note accrues interest annually at a rate equal to the 90 day treasury rate published in the Wall Street Journal on January 1st of each year, an effective rate of 1% at December 31, 2004, with all principal and interest due in forty-eight (48) months.

         Pursuant to the Adsouth Acquisition, the Tiger Fund, Inc. committed to provide the Company with a total of $1 million in equity funding during 2004. Originally, the Tiger fund was to receive a warrant to purchase 133,333 shares of Common Stock at $15 per share for its $1 million investment. On March 31, 2004 the Company and the Tiger Fund entered into an amended agreement pursuant to which the Tiger Fund, Inc. purchased 333,333 shares of common stock for $1 million consisting of $350,000 cash and a promissory note in the amount of $650,000. Subsequently, The Tiger Fund returned 157,894 shares of common stock and the $650,000 promissory note was cancelled.

Stock Repurchase Plan
---------------------

            On July 23, 2004 the Company's board of directors authorized the purchase of up to $500,000 of its common stock from time to time in open market transactions. The repurchase program did not have a specified duration. As of December 31, 2004, the Company had not purchased any shares.

10.      Stock Based Compensation

Deferred Stock-based Compensation
---------------------------------

         Pursuant to a management agreement entered into on December 22, 2003 between Strategy Partners, Inc., a related party, and the Company then known as Zenith Technology, Inc., the Company authorized the issuance of 347,800 shares of Common Stock valued at approximately $2.25 per share to Strategy Partners as payment for the first twelve months of their management consulting services. These shares had a fair value of $783,000, the amount which was expensed in 2004.

         On May 4, 2004, the Company granted to a consultant 41,667 shares of Common Stock having a fair value of $100,000, the amount which was expensed in 2004.

         On July 12, 2004, the Company granted to a consultant a stock option to purchase 133,333 shares of common stock for $.98 per share, all of which were exercised on September 15, 2004. The fair value of the option was $30,000, the amount which was expensed in 2004.

         On July 12, 2004, the Company granted to a consultant a stock option to purchase 16,667 shares of common stock for $.0015 per share, all of which were exercised on September 16, 2004 and an option to purchase 13,333 shares of common stock for $.90 per share, all of which remain unexercised as of September 30, 2004. The fair value of the options was $24,000, the amount which was expensed in 2004.

         On August 25, 2004, the Company granted to a company 16,667 shares of Common Stock having a fair value of $30,000, the amount which was expensed in 2004.

         On September 8, 2004, the Company granted to a consultant a stock option to purchase 200,000 shares of common stock for $1.38 per share, all of which remain unexercised as of December 31, 2004, 2004. The fair value of the option was $24,000, the amount which was expensed in 2004.

         The amount expensed for the stock and option grants described in the preceding six paragraphs for the year ended December 31, 2004 was $991,000.

Stock Grants
------------

         On January 4, 2004, the Company granted 669,333 shares of common stock to employees including 666,667 shares issued to its executive officers. The fair value of each share on January 4, 2004 was $2.40 resulting in stock-based compensation expense of $1.606 million.

         On February 20, 2004, the Company granted 50,000 shares of common stock to non-employee consultants. The fair value of each share on February 20, 2004 was $1.95 resulting in stock-based compensation expense of $98,000.

         On February 27, 2004, the Company granted 1,124,000 shares of common stock to employees and non-employee consultants including 890,667 shares issued to its executive officers, 20,000 shares issued to a non-employee consultant and 213,333 shares issued to the managing director of the Strategy Partners. The fair value of each share on February 27, 2004 was $1.35 resulting in stock-based compensation expense of $1.526 million.

         On March 1, 2004, the Company granted 26,667 shares of common stock to an executive officer. The fair value of each share on March 1, 2004 was $1.65 resulting in stock-based compensation expense of $44,000.

         On March 18, 2004, the Company granted 35,063 shares of common stock to employees including 32,841 shares issued to its executive officers. The fair value of each share on March 18, 2004 was $3.38 resulting in stock-based compensation expense of $118,000.

         On March 31, 2004, the Company granted 40,000 shares of common stock to employees and non-employee consultants including 33,333 shares issued to an executive officer, 6,667 shares issued to non-employee consultants. The fair value of each share on March 31, 2004 was $3.08 resulting in stock-based compensation expense of $103,000.

Stock Options
-------------

         On February 27, 2004, the Company issued to executive officers, options to purchase 766,667 shares of common stock at a price of $1.35 per share, the fair value of such shares on February 27, 2004, resulting in no stock-based compensation expense.

         On May 4, 2004, the Company issued to a consultant an option to purchase 53,333 shares of common stock at a price of $2.45 per share. The fair value of each share on May 4, 2004 was $1.95 per share resulting in no stock-based compensation.

Warrants
--------

         On January 28, 2004, the Company issued to certain former shareholders of the Company in order to settle a claim for such warrants that was purported to exist prior to the Adsouth Acquisition, warrants to purchase an aggregate of 9,076 shares of common stock at a price of $30.00 per share. The fair value of each share on January 28, 2004 was $3.30 resulting in no stock-based compensation expense.

         On May 11, 2004, the Company issued a warrant to purchase an aggregate of 52,444 shares of common stock at a price of $3 per share. The fair value of each share on May 11, 2004 was $2.25 resulting in no stock-based compensation expense.

11.      Segment Information

         The Company's operating activity consists of two operating segments, Advertising and Products. Segment selection is based upon the organizational structure that the Company's management uses to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure. The Advertising sector consists of the placement of advertising, the production of advertising and creative advertising consulting. The Products sector includes all activities related to the sale of the DermaFresh product line. Certain corporate and general expenses of the Company are allocated to the Company's segments based on an estimate of the proportion that such allocable amounts benefit the segments.

12.      Related Party Transactions

         On January 4, 2004, pursuant to the Adsouth Acquisition, the Company, The Tiger Fund, Adsouth, Inc., John P. Acunto, Jr. and Angela E. Acunto entered into a share exchange transaction, pursuant to which the Tiger Fund transferred 1,866,667 shares of Common Stock it owned to Mr. John P. Acunto, Jr. and Ms. Angela E. Acunto, who were the two shareholders of Adsouth, Inc., in exchange for their 100% equity ownership in Adsouth, Inc. Upon the completion of the Adsouth Acquisition, control of the Company had changed whereby Mr. John P. Acunto, Jr. and Ms. Angela Acunto owned more than 50% of the total issued and outstanding Common Stock.

         On May 9, 2003, the Company's board of directors authorized The Tiger Fund's purchase of 1,298,452 shares of common stock upon their issuance of a $19,477 promissory note to the Company.. The note accrues interest annually at a rate equal to the 90 day treasury rate published in the Wall Street Journal on January 1st of each year, an effective rate of 1% at December 31, 2004, with all principal and interest due in forty-eight (48) months.

         Pursuant to the Adsouth Acquisition, The Tiger Fund, Inc. committed to provide the Company with a total of $1 million in equity funding during 2004. Originally, The Tiger fund was to receive a warrant to purchase 133,333 shares of Common Stock at $15 per share for its $1 million investment. On March 31, 2004 the Company and The Tiger Fund entered into an amended agreement pursuant to which the Tiger Fund, Inc. purchased 333,333 shares of common stock for $1 million consisting of $350,000 cash and a promissory note in the amount of $650,000. Subsequently, The Tiger Fund returned 175,439 shares of common stock and the $650,000 promissory note was cancelled.

13.      New Authoritative Pronouncements

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. In December 2003, the FASB issued Interpretation No. 46(R) ("FIN 46R") which revised certain provisions of FIN 46. Publicly reporting entities that are small business issuers must apply FIN 46R to all entities subject to FIN 46R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for a calendar year enterprise). The effective date includes those entities to which FIN 46 had previously been applied. However, prior to the application of FIN 46R, a public entity that is a small business issuer shall apply FIN 46 or FIN 46R to those entities that are considered special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003 (as of December 31, 2003 for a calendar year enterprise). The adoption of FIN 46 or FIN 46R did not have a material effect on the Company's consolidated financial position or results of operations.

         In April 2003, SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") was issued. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company's consolidated financial position or results of operations.

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

         In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4 - Inventory Pricing". The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

         In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively.

         The Company expects that the adoption of the new statements will not have a significant impact on its financial statements.

         In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" Statement 123(R) will provide investors and other users of financial statements with more complete financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities that are small business issuers will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. Currently the Company recognizes the expense of options, or similar instruments, issued to employees using the intrinsic value based method. The Company is evaluating the impact this statement may have on its financial statements.

14. Subsequent Events

(a) On January 13, 2005, the Company entered an asset purchase agreement to acquire assets of Miko Brands, LLC. The Miko Brand products consist of a line of marinade and dressing sauces. Pursuant to the asset purchase agreement, the Company issued 63,333 shares of common stock to the sole member of Miko Brands, LLC. The Company entered into a consulting agreement with Miko's sole member pursuant to which the Company granted to him an option to purchase 26,667 shares of common stock for $1.31 per share, being the fair market value on the date of grant. In addition, the Company entered into a manufacturing license agreement with a entity formed by Miko's sole member which grants that entity certain manufacturing rights for the Miko brand.

(b) On January 25, 2005, the Company granted to a consultant an option to purchase 185,185 shares of common stock for $.60, which was exercised on January 26, 2005. The option grant resulted in approximately $85,000 of expense, which will be charged to the statement of operations during 2005.

(c) On February 18, 2005, the Company executed an amendment to a $250,000 promissory note originally issued on July 8, 2004. The original terms of the note required payment of the note January 8, 2005. Pursuant to the amendment $75,000 of principal was paid on February 18, 2005, $75,000 of principal is payable on March 20, 2005, $75,000 of principal is payable on April 19, 2005 and $25,000 of principal and accrued and unpaid interest are payable on May 19, 2005.

(d) On February 17 and 22, 2005, the Company completed a private placement of its securities pursuant to subscription agreements with ten accredited investors. Pursuant to the subscription agreements, the Company sold to the investors, for $810,100, (i) its 10% convertible notes due December 2006 in the aggregate principal amount of $810,100, (ii) 1,620,200 shares of Common Stock, and (iii) warrants to purchase 675,083 shares of common stock at an exercise price of $1.28 per share. Atlas Capital Services, LLC served as placement agent for the financing. As compensation for its services as placement agent, the Company paid Atlas a fee of 10% of the gross proceeds raised in the private placement, warrants to purchase 1,350,167 shares of common stock at an exercise price of $.60 per share and a warrant to purchase 33,333 shares of common stock at par value, which was exercised on February 17, 2005. The Company also paid the subscribers' legal expenses.

         The notes are convertible into common stock at the fixed conversion price of $.60 per share at any time. Commencing on the earlier of July 1, 2005 or the first business day of the calendar month following the date that a registration statement covering the shares of Common Stock issued at the closing and issuable upon conversion of the notes and exercise of the warrants, the Company is required to redeem 1/18 of the principal amount of the notes. If the market price of the common stock, computed as provided in the note, is at least 175% of the fixed conversion price, the Company is required to pay in stock based on the fixed conversion price. If the market price for the common stock is less than 175% of the fixed conversion price, the Company can advise the holders of the notes whether the Company proposes to pay in stock or in cash. If payment is made in cash, the Company is to pay 110% of the principal amount of the note being redeemed, plus accrued interest. If payment is made in stock, the stock is valued at the lesser of fixed conversion price or 80% of the market price of the common stock. If the Company gives notice that it intends to pay the monthly installment in cash, the holders may, nonetheless, convert their notes based on the fixed conversion price. The Company has the right to prepay the notes at 105% of the principal amount, plus accrued interest, however, the holders have the right to convert until the date of payment. Any principal amount converted by a note holder other than a conversion with respect to a monthly installment is applied to the monthly installments next due. The holders of the notes have anti-dilution rights with respect to certain sales of common stock or convertible securities at a price or with a conversion price less than the fixed conversion price.

         The warrants entitle the holders to purchase shares of the Company's common stock for a period of five years from the date of issuance at an exercise price of $1.28 per share, except that the warrants issued to Atlas have an exercise price of $.60 per shares. The holders of the warrants have anti-dilution rights with respect to certain sales of common stock or convertible securities at a price or with a conversion price less than the exercise price.

         The Company estimates that the aggregate debt discount related to the convertible notes will be equal to the full value of the convertible notes, which will be amortized over the life of the convertible notes (twenty-two months). The debt discount represents an allocation of the relative fair value of the common stock and warrants issued on the closing of such notes plus the relative fair value of the beneficial conversion feature embedded in the notes. Closing costs, which approximated $125,000 will be capitalized as a deferred financing costs and amortized over the life of the convertible notes.

         Pursuant to the subscription agreements, the Company also agreed to file with the Securities and Exchange Commission, a registration statement covering the shares of common stock issued at the closing, and the shares of common stock issuable upon conversion of the notes and upon exercise of the warrants. If the registration statement is not filed within 90 days from February 17, 2005 or does not become effective within the required timeframe, or does not remain effective for any 15 consecutive days, the Company has agreed to make substantial payments as liquidated damages, and the investors have the right to take stock in respect of the Company's liquidated damage obligation.

(e) On March 14, 2005, the board of directors approved a one-for-fifteen share reverse split of the Company's common stock and a proportionate reduction of the authorized shares outstanding. On March 25, 2005, the effective date of the reverse split, the numbers of authorized shares of common stock, par value $.0001 per share was reduced to 33,333,333. All share information and per share amounts presented in these consolidated financial statements are presented as if the aforementioned reverse split was effective for all periods presented.