Form 10QSB
period 2005-03-31
ADSOUTH PARTNERS, INC.
filed 2005-05-16
CIK 1158235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT for the transition period from ___________________ to ___________________.


                         Commission File Number 0-33135

                             ADSOUTH PARTNERS, INC.
                             ----------------------
          (Name of small business issuer as specified in its charter)

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

       As of May 13, 2005 there are 7,960,931 shares of the par value $.0001 common stock outstanding.

       Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

       Indicate by checkmark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities and Exchange Act of 1934.
Yes [ ]  No [X]

                             ADSOUTH PARTNERS, INC.
                                     Index

                                                                           Page
                                                                           ----

Part I. FINANCIAL INFORMATION                                                 3

Item 1. Financial Statements

Unaudited Condensed Sector Statements of Operations
        -For the Three Months Ended March 31, 2005 and 2004                   3

Unaudited Condensed Consolidated Statements of Operations
        -For the Three Months Ended March 31, 2005 and 2004                   4

Unaudited Condensed Sector Balance Sheet - As of March 31, 2005             5-7

Unaudited Condensed Consolidated Balance Sheet - As of March 31, 2005         8

Unaudited Condensed Sector Statements of Cash Flows
        -For the Three Months Ended March 31, 2005 and 2004                   9

Unaudited Condensed Consolidated Statements of Cash Flows
        -For the Three Months Ended March 31, 2005 and 2004               10-11

Unaudited Condensed Consolidated Statement of Changes in Stockholders'
        (Deficiency) Equity - For the Three Months Ended March 31, 2005   12-13

Notes to Unaudited Condensed Consolidated Interim Financial Statements    14-18

Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                                18-22

Item 3. Controls and Procedures                                              23

PART II  OTHER INFORMATION                                                   23

Item 6.  Exhibits                                                            23

SIGNATURES                                                                   24

Certifications                                                            25-27

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

--------------------------------------------------------------------------------
                    Adsouth Partners, Inc. and Subsidiaries
              Unaudited Condensed Sector Statements of Operations
               For the Three Months Ended March 31, 2005 and 2004

---------------------------------------------------------------------------------------------------------------------
                                                                                      2005                      2004
---------------------------------------------------------------------------------------------------------------------
ADVERTISING

Revenues                                                                          $415,000                  $375,000
---------------------------------------------------------------------------------------------------------------------
Costs and expenses

Media placement and production costs                                               281,000                   204,000
Selling, administrative and other expense (includes stock based compensation expense for the three months ended March 31, 2005 and
 2004 of $23,000 and $3,691,000, respectively)                                     263,000                 4,047,000
---------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                                           544,000                 4,251,000
---------------------------------------------------------------------------------------------------------------------
Operating loss - Advertising                                                      (129,000)               (3,876,000)
Interest expense                                                                   (24,000)                        -
Loss on sale of marketable securities                                                    -                   (10,000)
---------------------------------------------------------------------------------------------------------------------
Net loss - Advertising                                                            (153,000)               (3,886,000)
---------------------------------------------------------------------------------------------------------------------
PRODUCTS

Revenues                                                                         1,306,000                         -
---------------------------------------------------------------------------------------------------------------------
Costs and expenses

Cost of sales                                                                      545,000                         -
Selling, administrative and other expense (includes stock based compensation expense for the three months ended March 31, 2005 of
 $47,000)                                                                          456,000                         -
---------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                                         1,001,000                         -
---------------------------------------------------------------------------------------------------------------------
Operating income - Products                                                        305,000                         -
Discount on receivables sold to factor                                              (8,000)                        -
Interest expense                                                                   (53,000)                        -
---------------------------------------------------------------------------------------------------------------------
Net income - Products                                                              244,000                         -
---------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY

Net income (loss)                                                                  $91,000               ($3,886,000)
---------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares                                         6,983,627                 4,588,781
---------------------------------------------------------------------------------------------------------------------
AMOUNTS PER SHARE OF COMMON STOCK
Basic net income (loss)                                                               $.01                     ($.85)
---------------------------------------------------------------------------------------------------------------------
Diluted net income (loss)                                                             $.01                     ($.85)
---------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                    Adsouth Partners, Inc. and Subsidiaries
           Unaudited Condensed Consolidated Statements of Operations
               For the Three Months Ended March 31, 2005 and 2004

---------------------------------------------------------------------------------------------------------------------
                                                                                        2005                  2004
---------------------------------------------------------------------------------------------------------------------
Revenues

Advertising                                                                         $415,000              $375,000
Products                                                                           1,306,000                     -
---------------------------------------------------------------------------------------------------------------------
Revenues                                                                           1,721,000               375,000
---------------------------------------------------------------------------------------------------------------------
Costs and expenses

Media placement and production costs                                                 281,000               204,000
Cost of sales                                                                        545,000                     -
Selling, administrative and other expense (includes stock based compensation expense for the three months ended March 31, 2005 and
 2004 of $70,000 and $3,691,000, respectively)                                       719,000             4,047,000
---------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                                           1,545,000             4,251,000
---------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                                        176,000            (3,876,000)
Discount on receivables sold to factor                                                (8,000)                    -
Interest expense                                                                     (77,000)                    -
Loss on sale of marketable securities                                                      -               (10,000)
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                    $91,000           ($3,886,000)
Weighted average number of common shares                                           6,983,627             4,588,781
---------------------------------------------------------------------------------------------------------------------
AMOUNTS PER SHARE OF COMMON STOCK
Basic net income (loss)                                                                 $.01                 ($.85)
---------------------------------------------------------------------------------------------------------------------
Diluted net income (loss)                                                               $.01                 ($.85)
---------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                    Adsouth Partners, Inc. and Subsidiaries
                    Unaudited Condensed Sector Balance Sheet
                              As of March 31, 2005
--------------------------------------------------------------------------------
ASSETS
ADVERTISING

Cash                                                             $       67,000
Certificate of deposit (restricted)                                     101,000
Accounts receivable, net                                                179,000
Marketable securities                                                   138,000
Prepaid expenses and other current assets                                13,000
--------------------------------------------------------------------------------
Total current assets                                                    498,000
Property and equipment, net                                              62,000
Deferred financing costs, net                                            86,000
Deposits                                                                 10,000
--------------------------------------------------------------------------------
Total Advertising assets                                                656,000
--------------------------------------------------------------------------------
PRODUCTS

Cash                                                                     27,000
Accounts receivable, net                                                890,000
Due from factor                                                          35,000
Inventory                                                               643,000
Prepaid expenses and other current assets                                98,000
--------------------------------------------------------------------------------
Total current assets                                                  1,693,000
Property and equipment, net                                              12,000
Deferred financing costs, net                                           174,000
Investment in product line rights, net                                  183,000
Deposits                                                                  5,000
--------------------------------------------------------------------------------
Total Product assets                                                  2,067,000
--------------------------------------------------------------------------------
TOTAL ASSETS                                                     $    2,723,000
--------------------------------------------------------------------------------
                                                                    (continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                     Adsouth Partners, Inc. and Subsidiaries
                    Unaudited Condensed Sector Balance Sheet
                              As of March 31, 2005
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS'
ADVERTISING

Accounts payable                                                $       270,000
Accrued salaries and payroll taxes                                      163,000
Accrued expenses                                                         32,000
Current portion of capital lease obligation                               3,000
Convertible notes (net of debt discount of $251,000)                     20,000
--------------------------------------------------------------------------------
Total Advertising current liabilities                                   488,000
Capital lease obligation                                                 13,000
--------------------------------------------------------------------------------
Total Advertising liabilities                                           501,000
--------------------------------------------------------------------------------
PRODUCTS

Accounts payable                                                        998,000
Accrued salaries and payroll taxes                                      108,000
Accrued expenses                                                        126,000
Current portion of capital lease obligation                               1,000
Bank line of credit                                                     100,000
Notes payable                                                           100,000
Convertible notes (net of debt discount of $500,000)                     39,000
--------------------------------------------------------------------------------
Total Products current liabilities                                    1,472,000
Capital lease obligation                                                  3,000
--------------------------------------------------------------------------------
Total Products liabilities                                            1,475,000
--------------------------------------------------------------------------------
Total liabilities                                                     1,976,000
--------------------------------------------------------------------------------
                                                                    (continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                    Adsouth Partners, Inc. and Subsidiaries
                    Unaudited Condensed Sector Balance Sheet
                              As of March 31, 2005
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY

Preferred stock, $.0001 par value; 5,000,000 shares
 authorized, 3,500,000 designated as Series A
 Convertible Preferred Stock, none issued and
 outstanding as of March 31, 2005                                             -

Common stock, $.0001 par value; 33,333,333 shares
 authorized, 7,960,931 issued and outstanding as
 of March 31, 2005                                                        1,000
Additional paid-in capital                                            6,581,000
Notes receivable - stockholder                                          (20,000)
Deferred compensation                                                   (60,000)
Accumulated deficit                                                  (5,720,000)
Accumulated other comprehensive loss:
  Unrealized loss from available-for-sale securities                    (35,000)
--------------------------------------------------------------------------------
Total stockholders' equity                                              747,000
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $     2,723,000
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                     Adsouth Partners, Inc. and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheet
                              As of March 31, 2005
--------------------------------------------------------------------------------
ASSETS

Cash                                                           $         94,000
Certificate of deposit (restricted)                                     101,000
Accounts receivable - net                                             1,069,000
Due from factor                                                          35,000
Inventory                                                               643,000
Marketable securities                                                   138,000
Prepaid expenses and other current assets                               111,000
--------------------------------------------------------------------------------
Total current assets                                                  2,191,000
Property and equipment, net                                              74,000
Deferred financing costs, net                                           260,000
Investment in product line rights, net                                  183,000
Deposits                                                                 15,000
--------------------------------------------------------------------------------
TOTAL ASSETS                                                   $      2,723,000
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                $     1,268,000
Accrued salaries and payroll taxes                                      271,000
Accrued expenses                                                        158,000
Current portion of capital lease obligation                               4,000
Bank line of credit                                                     100,000
Notes payable                                                           100,000
Convertible notes (net of debt discount of $751,000)                     59,000
--------------------------------------------------------------------------------
Total current liabilities                                             1,960,000
Capital lease obligation                                                 16,000
--------------------------------------------------------------------------------
Total liabilities                                                     1,976,000
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY

Preferred stock, $.0001 par value; 5,000,000 shares
 authorized, 3,500,000 designated as Series A
 Convertible Preferred Stock, none issued and
 outstanding as of March 31, 2005                                             -

Common stock, $.0001 par value; 33,333,333 shares
 authorized, 7,960,931 issued and outstanding
 as of March 31, 2005                                                     1,000
Additional paid-in capital                                            6,581,000
Notes receivable - stockholder                                         (20,000)
Deferred compensation                                                  (60,000)
Accumulated deficit                                                 (5,720,000)
Accumulated other comprehensive loss:
  Unrealized loss from available-for-sale securities                   (35,000)
--------------------------------------------------------------------------------
Total stockholders' equity                                              747,000
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $     2,723,000
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

----------------------------------------------------------------------------------------------------------------------
                                       Adsouth Partners, Inc. and Subsidiaries
                                 Unaudited Condensed Sector Statements of Cash Flows
                                  For the Three Months Ended March 31, 2005 and 2004
----------------------------------------------------------------------------------------------------------------------
                                                                       2005                2005                  2004
                                                                Advertising            Products           Advertising
                                                            ----------------------------------------------------------
CASH FLOWS - OPERATING ACTIVITIES:

Net income (loss)                                            $     (153,000)    $       244,000        $   (3,886,000)
Adjustments to reconcile net income (loss) to net cash -
operating activities:
Amortization of deferred stock based compensation                    23,000              47,000               196,000
Non cash stock based compensation expense                                 -                   -             3,495,000
Amortization of deferred financing costs                              4,000               8,000                     -
Depreciation                                                          3,000               1,000                     -
Amortization of product line rights                                       -              13,000                     -
Amortization of debt discount on convertible notes                   20,000              39,000                     -
Bad debt expense                                                      2,000                   -                     -
Loss from sale of marketable securities                                   -                   -                10,000
Changes in assets and liabilities:
Accounts receivable                                                (181,000)           (854,000)             (242,000)
Inventory                                                                 -            (458,000)              (75,000)
Prepaid expense and other current assets                            (13,000)            (65,000)              (48,000)
Accounts payable                                                    166,000             631,000               176,000
Accrued salaries and payroll taxes                                  (80,000)             90,000                61,000
Accrued expenses                                                    (20,000)             70,000               364,000
----------------------------------------------------------------------------------------------------------------------
Net cash - operating activities                                    (229,000)           (234,000)               51,000
----------------------------------------------------------------------------------------------------------------------

                                                                      continued

The accompanying notes are an integral part of these condensed consolidated financial statements.

----------------------------------------------------------------------------------------------------------------------
                                       Adsouth Partners, Inc. and Subsidiaries
                                 Unaudited Condensed Sector Statements of Cash Flows
                                 For the Three Months Ended March 31, 2005 and 2004
----------------------------------------------------------------------------------------------------------------------
                                                                       2005                2005                  2004
                                                                Advertising            Products           Advertising
                                                            ----------------------------------------------------------
CASH FLOWS - INVESTING ACTIVITIES:

Capital expenditures                                                 (1,000)                  -               (5,000)
Investment in product line rights                                         -                   -             (125,000)
Deposits                                                             (1,000)             (1,000)                   -
Other investing activities                                                -                   -              (10,000)
----------------------------------------------------------------------------------------------------------------------
Net cash - investing activities                                      (2,000)             (1,000)            (140,000)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS - FINANCING ACTIVITIES:

Deferred financing costs                                            (42,000)            (85,000)                   -
Capital lease payments                                               (1,000)                  -                    -
Repayments of notes payable                                               -            (150,000)                   -
Due from/to factor                                                        -            (150,000)                   -
Proceeds from the exercise of stock options                          33,000             107,000                    -
Proceeds from private placement offerings                                 -                   -              280,000
Proceeds from issuance of convertible notes                         270,000             540,000                    -
Other financing activities                                                -                   -               51,000
----------------------------------------------------------------------------------------------------------------------
Net cash - financing activities                                     260,000             262,000              331,000
----------------------------------------------------------------------------------------------------------------------
Net change in cash                                                   29,000              27,000              242,000
Cash - beginning of period                                           38,000                   -               16,000
----------------------------------------------------------------------------------------------------------------------
Cash - end of period                                         $       67,000      $       27,000        $     258,000
----------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                       $        1,000      $       12,000        $           -
----------------------------------------------------------------------------------------------------------------------
Cash paid for income taxes                                   $            -      $            -        $           -
----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES

         In January 2005 the Company issued 63,333 shares of common stock valued at $83,000 to acquire the assets of the Miko Brand.

         In February 2005 the Company issued warrants as part of a fee paid in connection with the issuance of convertible notes. The value of the warrants approximated $145,000 and were capitalized as deferred financing costs.

--------------------------------------------------------------------------------------------------------------------
                                       Adsouth Partners, Inc. and Subsidiaries
                              Unaudited Condensed Consolidated Statements of Cash Flows
                                  For the Three Months Ended March 31, 2005 and 2004
--------------------------------------------------------------------------------------------------------------------
                                                                                     2005                       2004
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS - OPERATING ACTIVITIES:

Net income (loss)                                                       $          91,000        $        (3,886,000)
Adjustments to reconcile net income (loss) to net cash - operating activities:
Amortization of deferred stock based compensation                                  70,000                    196,000
Non cash stock based compensation expense                                               -                  3,495,000
Amortization of deferred financing costs                                           12,000                          -
Depreciation                                                                        4,000                          -
Amortization of  product line rights                                               13,000                          -
Amortization of debt discount on convertible notes                                 59,000                          -
Bad debt expense                                                                    2,000                          -
Loss from sale of marketable securities                                                 -                     10,000
Changes in assets and liabilities:
Accounts receivable                                                            (1,035,000)                  (242,000)
Inventory                                                                        (458,000)                   (75,000)
Prepaid expense and other current assets                                          (78,000)                   (48,000)
Accounts payable                                                                  797,000                    176,000
Accrued salaries and payroll taxes                                                 10,000                     61,000
Accrued expenses                                                                   50,000                    364,000
--------------------------------------------------------------------------------------------------------------------
Net cash - operating activities                                                  (463,000)                    51,000
--------------------------------------------------------------------------------------------------------------------

                                                                      continued

The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
                                       Adsouth Partners, Inc. and Subsidiaries
                              Unaudited Condensed Consolidated Statements of Cash Flows
                                  For the Three Months Ended March 31, 2005 and 2004
--------------------------------------------------------------------------------------------------------------------
                                                                                     2005                      2004
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS - INVESTING ACTIVITIES:

Capital expenditures                                                               (1,000)                   (5,000)
Investment in product line rights                                                       -                  (125,000)
Deposits                                                                           (2,000)                        -
Other investing activities                                                              -                   (10,000)
--------------------------------------------------------------------------------------------------------------------
Net cash - investing activities                                                    (3,000)                 (140,000)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS - FINANCING ACTIVITIES:

Deferred financing costs                                                         (127,000)                        -
Capital lease payments                                                             (1,000)                        -
Repayments of notes payable                                                      (150,000)                        -
Due from/to factor                                                               (150,000)                        -
Proceeds from the exercise of stock options                                       140,000                         -
Proceeds from private placement offerings                                               -                   280,000
Proceeds from issuance of convertible notes                                       810,000                         -
Other financing activities                                                              -                    51,000
--------------------------------------------------------------------------------------------------------------------
Net cash - financing activities                                                   522,000                   331,000
--------------------------------------------------------------------------------------------------------------------
Net change in cash                                                                 56,000                   242,000
Cash - beginning of period                                                         38,000                    16,000
--------------------------------------------------------------------------------------------------------------------
Cash - end of period                                                    $          94,000        $          258,000
--------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION                                                                                -
Cash paid for interest                                                  $          16,000        $                -
--------------------------------------------------------------------------------------------------------------------
Cash paid for income taxes                                              $               -        $                -
--------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES

         In January 2005 the Company issued 63,333 shares of common stock valued at $83,000 to acquire the assets of the Miko Brand.

         In February 2005 the Company issued warrants as part of a fee paid in connection with the issuance of convertible notes. The value of the warrants approximated $145,000 and were capitalized as deferred financing costs.

------------------------------------------------------------------------------------------------------------------------------------
                                              Adsouth Partners, Inc. and Subsidiaries
                     Unaudited Condensed Consolidated Statement of Changes in Stockholders' (Deficiency) Equity
                                             For the Three Months Ended March 31, 2005
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Accumulated
                                                                                                               Other
                                                                                                          Comprehensive
                                                                                                               Loss
                                  Common Stock       Additional                          Note                ----------
                              -------------------       Paid-in        Deferred    Receivable  Accumulated   Marketable
                                 Shares    Amount       Capital    Compensation   Stockholder      Deficit   Securities       Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 2004
 (see Note 2(a)               6,002,214         *    $5,274,000               -    ($20,000)  ($5,811,000)            -   ($557,000)
Comprehensive income:
  Net income                                                                                       91,000                    91,000
  Unrealized loss from
   available-for-sale
   securities                         -         -             -               -           -                    ($35,000)    (35,000)
                                                                                                                          ----------
  Comprehensive income                                                                                                       56,000
Stock issued to acquire
 the Miko Brand assets
 (see Note 3)                    63,333         *        83,000               -           -             -             -      83,000
Securities issued in
 conjunction with the
 issuance of the
 convertible notes
 (see Note 2b)                1,620,200     1,000       925,000               -           -             -             -     826,000
Grant of stock options
 to consultants                       -         -       130,000       ($130,000)          -             -             -           -
Grant of warrants for
 placement fees (see
 Note 2b)                             -         -        29,000               -           -             -             -      29,000
Exercise of stock
 options and warrants           275,185         *       140,000               -           -             -             -     140,000
Amortization of deferred
 stock based compensation             -         -             -          70,000           -             -             -      70,000
------------------------------------------------------------------------------------------------------------------------------------
Balance at
 March 31, 2005               7,960,931    $1,000    $6,581,000        ($60,000)   ($20,000)  ($5,720,000)     ($35,000)   $747,000
------------------------------------------------------------------------------------------------------------------------------------

 * - less than $1,000

 The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                    Adsouth Partners, Inc. and Subsidiaries
     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                   For the Three Months Ended March 31, 2005
--------------------------------------------------------------------------------

1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Adsouth Partners, Inc. and its wholly owned subsidiaries Adsouth, Inc., Dermafresh, Inc. and Miko Distributors, Inc., (collectively the "Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, these interim financial statements include all adjustments, which include only normal recurring adjustments, necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of Adsouth Partners, Inc. included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-KSB for the year ended December 31, 2004 and in this Quarterly Report on Form 10-QSB.

2.       Significant Accounting Policies

         The accounting policies followed by the Company are set forth in Note 1 to the Adsouth Partners, Inc. financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

(a)      Reverse Split

         On March 25, 2005, the Company effected a one-for-fifteen share reverse split of the Company's common stock and a proportionate reduction of the authorized shares outstanding. Contemporaneously with the reverse split, the reverse split, the number of authorized shares of common stock, par value $.0001 per share was reduced 500,000,000 shares to 33,333,333 shares. All share information and per share amounts presented in these consolidated financial statements are presented as if the aforementioned reverse split was effective for all periods presented.

(b)      Convertible Debentures

         On February 17 and 22, 2005, the Company completed a private placement of its securities pursuant to subscription agreements with ten accredited investors. Pursuant to the subscription agreements, the Company sold to the investors, for $810,100, (i) its 10% convertible notes due December 2006 in the aggregate principal amount of $810,100, (ii) 1,620,200 shares of Common Stock, and (iii) warrants to purchase 675,083 shares of common stock at an exercise price of $1.275 per share. Atlas Capital Services, LLC served as placement agent for the financing. As compensation for its services as placement agent, the Company paid Atlas a fee of $81,000 (10% of the gross proceeds raised in the private placement), warrants to purchase 135,017 shares of common stock at an exercise price of $.60 per share and a warrant to purchase 33,333 shares of common stock at par value, which was exercised on February 17, 2005.

         The notes are convertible into common stock at the fixed conversion price of $.60 per share at any time. Commencing on the earlier of July 1, 2005 or the first business day of the calendar month following the date that a registration statement covering the shares of Common Stock issued at the closing and issuable upon conversion of the notes and exercise of the warrants, the Company is required to redeem 1/18 of the principal amount of the notes. If the market price of the common stock, computed as provided in the note, is at least 175% of the fixed conversion price, the Company is required to pay the note holder in stock based on the fixed conversion price. If the market price for the common stock is less than 175% of the fixed conversion price, the Company can advise the holders of the notes whether the Company proposes to pay in stock or in cash. If payment is made in cash, the Company is to pay 110% of the principal amount of the note being redeemed, plus accrued interest. If payment is made in stock, the stock is valued at the lesser of fixed conversion price or 80% of the market price of the common stock. If the Company gives notice that it intends to pay the monthly installment in cash, the holders may, nonetheless, convert their notes based on the fixed conversion price. The Company has the right to prepay the notes at 105% of the principal amount, plus accrued interest, however, the holders have the right to convert until the date of payment. Any principal amount converted by a note holder other than a conversion with respect to a monthly installment is applied to the monthly installments next due. The holders of the notes have anti-dilution rights with respect to certain sales of common stock or convertible securities at a price or with a conversion price less than the fixed conversion price.

         The warrants entitle the holders to purchase shares of the Company's common stock for a period of five years from the date of issuance at an exercise price of $1.275 per share, except that the warrants issued to Atlas have an exercise price of $.60 per share. The holders of the warrants have anti-dilution rights with respect to certain sales of common stock or convertible securities at a price or with a conversion price less than the exercise price.

         The debt discount related to the convertible notes equaled the full value of the convertible notes, which will be amortized over the life of the convertible notes (twenty-two months). The debt discount represents an allocation of the relative fair value of the common stock and warrants issued on the closing of such notes plus the relative fair value of the beneficial conversion feature embedded in the notes. The debt discount is amortized over the twenty two month term of the convertible notes. In the event that the debt is prepaid or more than the proportionate principal amount of the notes are converted, the unamortized portion of the debt discount will be expensed at that time.

Convertible Notes-Face value                                           $810,100
Debt Discount at issuance                                ($810,100)
Amortization for the three months ended March 31, 2005      58,916      751,184
--------------------------------------------------------------------------------
Convertible Notes-Net of unamortized debt discount                      $58,916
--------------------------------------------------------------------------------

         Pursuant to the subscription agreements, the Company also agreed to file with the Securities and Exchange Commission, a registration statement covering the shares of common stock issued at the closing, and the shares of common stock issuable upon conversion of the notes and upon exercise of the warrants. If the registration statement is not filed within 90 days from February 17, 2005 or does not become effective within the required timeframe, or does not remain effective for any 15 consecutive days, the Company has agreed to make substantial payments as liquidated damages, and the investors have the right to accept stock in respect of the Company's liquidated damage obligation. The agreements provide for liquidated damages equal to 2% of the purchase price of the unconverted notes per whole or partial month that the underlying shares are not reqistered as required by the agreements. In addition, if the Company does not deliver unlegended stock certificates in a timely manner, the Company is required to pay as liquidated damages, an amount equal to 1% of the purchase price of the shares that were to have been issued for each business day that the certificates were not timely delivered. In addition, the Company is required to reimburse the investors for any loss they may sustain if unlegended certificates were not delivered in a timely manner and the investor's broker executed a buy-in to cover the shares sold, plus interest on such loss at the rate of 15%

(c)      Deferred Financing Costs

         The closing costs related to the issuance of the convertible notes approximated $272,000 including legal fees, broker fees and the value of broker warrants issued pursuant to the convertible note offering. The deferred offering costs are amortized over the twenty-two month term of the underlying convertible notes and such amortization approximated $12,000 for the three months ended March 31, 2005.

(d)      Basic and Diluted Income (Loss) Per Share

         Basic and diluted per share results for the three months ended March 31, 2005 were computed based on the net income allocated to the common stock for the respective period. The weighted average number of shares of common stock outstanding during the period was used in the calculation of basic earnings per share. In accordance with FAS 128, "Earnings Per Share," the weighted average number of shares of common stock used in the calculation of diluted per share amounts is adjusted for the dilutive effects of potential common shares including, (i) the assumed exercise of stock options based on the treasury stock method; and (ii) the assumed conversion of convertible notes only if an entity records earnings from continuing operations, as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations.

         For the three months ended March 31, 2005 a portion of such potential common shares were dilutive and 3,100,103 were excluded as they were anti-dilutive. The following table presents a reconciliation of basic earnings per common share to dilutive earnings per common share.

                                                                                                Net
                                                                                 Weighted    Income
                                                                           Average Shares       Per
Three Months Ended March 31, 2005                          Net Income         Outstanding     Share
----------------------------------------------------------------------------------------------------
Basic earnings per common share                               $91,000           6,983,627      $.01
Assumed conversion of options and warrants                          -              80,012         *
----------------------------------------------------------------------------------------------------
Diluted earnings per common share                             $91,000           7,063,639      $.01
----------------------------------------------------------------------------------------------------


* - less than $.01

         During the three months ended March 31, 2004, the Company recorded a loss and as a result, the average number of common shares used in the calculation of basic and diluted loss per share is identical and have not been adjusted for the effects of potential common shares from unexercised stock options and warrants which were anti-dilutive for such time period.

(e)      Stock Based Compensation

         The Company has elected to use the intrinsic value method of accounting for stock options in accordance with APB Opinion No. 25 and related interpretations issued to employees under its stock option plans whereby the amount of stock-based compensation expense is calculated as the difference between the fair market value and the exercise price on the date of issuance. For purposes of pro forma disclosures the amount of stock-based compensation as calculated using the fair value method of accounting for stock options issued to employees is amortized over the options' vesting period. The Company's pro forma information for the three month periods ended March 31, 2005 and 2004 is as follows:

For the Three Months Ended March 31,                            2005                  2004
-------------------------------------------------------------------------------------------
Net income (loss) as reported                      $          91,000     $      (3,886,000)
Add:  Stock-based employee compensation included
  in the statement of operations                                   -                     -
Deduct:  Stock- based employee compensation as
  determined under fair value based method                   (19,000)              (19,000)
-------------------------------------------------------------------------------------------
Pro forma net income (loss)                        $          72,000     $      (3,905,000)
-------------------------------------------------------------------------------------------

Amounts per share of common stock:
Basic:
  As reported                                                   $.01                 ($.85)
  Pro forma                                                     $.01                 ($.85)
Diluted:
  As reported                                                   $.01                 ($.85)
  Pro forma                                                     $.01                 ($.85)


(f)      Factored Receivables

         On September 22, 2004, the Company and a factoring company executed an Account Transfer and Purchase Agreement pursuant to which the Company may sell qualified receivables without recourse to the Company. The Company pays a fixed discount of 1% of the gross amount of any receivables sold and is advanced 80% of the gross amount of such receivables (the "Initial Payment") and the remaining 20% of the gross amount of any receivables sold is held as a reserve by the factoring company until such time as the receivable is collected by the factoring company. The Company pays a variable discount of a base rate, as quoted from time to time by the factoring company, plus 2% on the Initial Payment for the period of time that the Initial Payment remains outstanding. The effective rate of the variable discount as of March 31, 2005 was 7.75%. During the three months ended March 31, 2005, the Company sold $320,000 of receivables and the total fixed and variable discounts on receivables sold was $8,000.

(g)      Concentration of Credit Risk

         Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and accounts receivable. As of March 31, 2005, all of the Company's cash is placed with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of March 31, 2005 the Company has no cash on deposit in excess of federally insured limits. For the three months ended March 31, 2005, 23%, 23 % and 19% of the Company's total revenues were derived from Wal-Mart Store, Inc., CVS Corporation and SinoFresh Healthcare, Inc., respectively. For the three months ended March 31, 2004 99% of the Company's revenues were derived from Gameznflix, Inc. At March 31, 2005, 30%, 28%, 13% and 10% of the Company's accounts receivable were due from Wal-Mart Store, Inc., CVS Corporation, SinoFresh Healthcare, Inc. and Brooks Pharmacy, respectively. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk.

3.       Acquisition of Miko Brand

         On January 13, 2005, the Company executed an asset purchase agreement to acquire assets of Miko Brands, LLC. The Miko Brand products consist of a line of marinade and dressing sauces. Pursuant to the asset purchase agreement, the Company issued 63,333 shares of common stock having a fair value of $83,000 to the sole member of Miko Brands, LLC. In conjunction with the acquisition of the Miko Brand, the Company entered into a two year consulting agreement with Miko's sole member pursuant to which the Company granted to him an option to purchase 26,667 shares of common stock for $1.31 per share, being the fair market value on the date of grant. In addition, the Company entered into a manufacturing license agreement with an entity formed by Miko's sole member which grants that entity certain manufacturing rights for the Miko brand.

4.       Deferred Compensation

         As discussed in Note 3, on January 13, 2005, the Company granted an option to the former owner of the Miko Brand to purchase 26,667 shares of common stock for $1.31 per share, and on January 25, 2005, granted to a consultant, pursuant to a three month financial services consulting agreement, an option to purchase 185,185 shares of common stock for $.60, which was exercised on January 26, 2005. Using the Black-Scholes option valuation formula, these option grants were valued at an aggregate of $130,000 of which $70,000 was expensed during the three months ended March 31, 2005.

5.       Segment Information

         The Company's operating activity consists of two operating segments, Advertising and Products. Segment selection is based upon the organizational structure that the Company's management uses to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure. The Advertising sector consists of the placement of advertising, the production of advertising and creative advertising consulting. The Products sector includes all activities related to the sale of the Dermafresh product line and the sale of other products for which the Company has obtained distribution rights. Corporate and general expenses of the Company are allocated to the Company's segments based on an estimate of the proportion that such allocable amounts benefit the segments.

6.       Subsequent Events

         On April 13, 2005 the Company's board of directors adopted the 2005 Stock Option Plan. The 2005 Stock Option Plan provides for the grant of stock options and stock appreciation rights of up to 1,000,000 shares of common stock and provides for the automatic grant of options to purchase 15,000 shares to each non-employee director on April 1st of each year and upon the election of each non-employee director an option to purchase 25,000 shares. All options granted pursuant to the 2005 Stock Option Plan will have an exercise price equal to the market price on the date of grant and a term of five years.

         On April 13, 2005, the Company entered into a one year investors relations consulting agreement with Alliance Advisors, LLC. Under the terms of the investor relations consulting agreement the Company will pay Alliance Advisors, LLC $7,000 per month and granted the firm an option to purchase 200,000 shares of common stock for $.788 per share, the market price on the date of grant, pursuant to the 2005 Stock Option Plan. The value of the stock option on the date of grant using the Black-Scholes option valuation formula approximates $99,000 which will be amortized over the 12 month term of the investor relations consulting agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

         This Quarterly Report of Adsouth Partners, Inc. on Form 10-QSB, including this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed under "Risk Factors" in our Form 10-KSB annual report for the year ended December 31, 2004 and those described in any other filings which we make with the SEC, as well as the disclosure contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-KSB for 2004 and the Form 10-QSB for the quarter ended March 31, 2005. In addition, such statements could be affected by risks and uncertainties related to our financial conditions, the availability of financing, the ability to generate clients and revenue for the direct response marketing business and the ability to successfully develop our products business and other factors which affect the industries in which we conduct business, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

         The important factors that could cause actual results to differ from those in the forward-looking statements herein (the "cautionary statements") are more fully described in our Form 10-KSB for the year ended December 31, 2004 and in any other filings we make with the SEC.

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

         In our products sector we sell, both through our direct marketing operations and our sales to retail stores, a range of different products, some of which are not related to the others and have different distribution channels. During 2004, we generated revenue from only one product line, our Dermafresh product line, which we acquired in February 2004 and introduced to the market in June 2004. During the first three months of 2005, we have either acquired or obtained marketing rights to a number of additional products and our strategy contemplates that we will seek to acquire additional products. There is typically a period of several months from the time that we acquire a product or distribution rights to a product until we generate revenue from that product. During this period, we are engaged in marketing activities and thus are incurring costs before we can generate any revenue from a product. Before we sell our products to retail accounts, we may use our direct marketing capability to introduce the product to market.

         We have no manufacturing or production facilities, and we purchase our products from third parties. The price we pay for our products is affected by the amount of our purchases. To the extent that we increase our volume we may be able to take advantage of more favorable pricing for the products we sell. Other than products that we own we have exclusive distribution rights for a short term.

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

Critical Accounting Policies

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

2005 Compared with 2004

         Our operating activity consists of two operating segments, advertising and products. The Advertising sector consists of the placement of advertising, the production of advertising, creative advertising consulting and public relations. The Products sector includes all activities related to the sale of the products for which we own or for which we have distribution rights. Selected financial information of our operating segments is presented in the following table.

                                                    Advertising              Products               Total
----------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2005:
  Revenues                                       $      415,000          $  1,306,000        $  1,721,000
  Operating income (loss)                        $     (129,000)         $    305,000        $    176,000
  Net loss                                       $     (153,000)         $    244,000        $     91,000

Three Months Ended March 31, 2004:
  Revenues                                       $      375,000          $          -        $    375,000
  Operating loss                                 $   (3,876,000)         $          -        $ (3,876,000)
  Net loss                                       $   (3,886,000)         $          -        $ (3,886,000)

Advertising

         Advertising revenues in the first three months of 2005 increased $40,000, or 11%, to $415,000, compared to $375,000 for the first three months of 2004. We performed marketing consulting and media placement services for SinoFresh Healthcare, Inc. representing 81% of the advertising revenues for the first three months of 2005. The remaining 19% of advertising revenues were generated from 9 customers for whom we placed media and provided graphic design services. Substantially all of the advertising revenues for the first three months of 2004 were from Gameznflix, Inc., who is no longer a client, for media placement and direct response commercial production services. The principal cost of revenue in the advertising segment is media placement and production costs, which increased $77,000, or 38%, from $204,000 in the first three months of 2004 to $281,000 for the first three months of 2005. The advertising revenues in the first three months of 2005 compared to the first three months of 2004 were more heavily concentrated in media placement as compared to commercial production which resulted in a lower overall return from 46% to 32%. We are continuing our efforts to broaden our customer base for the advertising segment, and we are seeking to use our advertising program for our product division as a promotion for our advertising services for other potential new direct response marketing clients.

         Advertising's selling, administrative and other expenses for the first three months of 2005 were $263,000 compared to $4,047,000 for the first three months of 2004, a decrease of $3,784,000. Advertising's operating expenses during the first three months of 2004 include $3,691,000 of non-cash stock-based compensation expense which resulted from the issuance to our officers and other key employees of our common stock pursuant to stock grants, and stock options that were granted to consultants. Significant components of advertising's selling, general and other expenses for the first three months of 2005 includes $114,000 of salaries and related payroll taxes, $39,000 of travel and entertainment expense, $23,000 of occupancy costs, $22,000 from the amortization of deferred stock-based compensation expense and $16,000 of legal and accounting fees. Significant components of advertising's selling, general and other expenses, other than the $3,691,000 of non-cash stock-based compensation expense, for the first three months of 2004 includes $171,000 of salaries and related payroll taxes, $42,000 of travel and entertainment expense, and $61,000 of legal and accounting fees.

         Advertising's interest expense during the first three months of 2005 was $24,000 which relates to the convertible notes that were issued in February 2005 and includes $21,000 of amortized discount on the convertible note issuance. Advertising did not have interest expense during the first three months of 2004.

         Advertising's net loss for the first three months of 2005 was $153,000 compared to $3,886,000 for the first three months of 2004.

Products

         Our first product was the Dermafresh microdermabrasion kit skin care product, which we acquired in February 2004. During 2004 we expanded the Dermafresh line to include a total of nine products and during the first three months of 2005, we either acquired or obtained marketing rights to a number of additional products. Our products sector did not begin generating revenues until June 2004. Product revenues during the first three months of 2005 were $1,306,000 of which 23% was derived from Wal-Mart Store, Inc. and 23% was derived from CVS Corporation. Our cost of revenue for the first three months of 2005 was $545,000, which resulted in a gross margin of 58%. Our gross margin on product sales during the first three months of 2005 was higher as a percentage of revenues than they were during all of 2004. Our product shipments during the first three months of 2005 included a higher concentration of direct response sales than during 2004. We generate higher per unit sales prices on direct response sales as compared to wholesale prices to our retail customers. In additional, during 2004 we ran a greater level of direct response promotional offers on our products compared to the first three months of 2005, which had a negative impact on our margins for 2004.

         The product sector's selling, administrative and other expense for the first three months of 2005 was $456,000. Significant components of these expenses include $193,000 of salaries and related payroll taxes, $43,000 of sales commissions, $19,000 of advertising expense, $15,000 of occupancy costs, $25,000, of indirect warehousing and order processing costs, $45,000 from the amortization of deferred stock-based compensation expense and $42,000 of legal and accounting fees.

         The product sector's interest expense during the first three months of 2005 was $53,000, of which $45,000 relates to the convertible notes that were issued in February 2005, including $39,000 of amortized discount on the convertible note issuance and $6,000 relates to notes payable. Factoring discounts during he first three months of 2005 were $8,000.

         Product's net income for the first three months of 2005 was $244,000.

Overall

         As a result of the foregoing, we generated consolidated net income for the first three months of 2005 of $91,000, or $.01 (basic and diluted) earnings per share, as contrasted with a net loss of $3,886,000, or $.85 per share (basis and diluted) for the first three months of 2004.

Financial Condition

         At March 31, 2005, we had available working capital of approximately $231,000 compared to a working capital deficiency of $916,000 at December 31, 2004. The following table details changes in components of working capital during the first three months of 2005.

                                                    March 31,          December 31,
                                                         2005                  2004             Change
-------------------------------------------------------------------------------------------------------
Cash                                           $       94,000      $         38,000      $      56,000
Certificate of deposit (restricted)                   101,000               100,000              1,000
Accounts receivable - net                           1,069,000                36,000          1,033,000
Inventory                                             643,000               186,000            457,000
Marketable securities                                 138,000                     -            138,000
Other current assets                                  146,000                34,000            112,000
Accounts payable                                   (1,268,000)             (475,000)          (793,000)
Accrued salaries and payroll taxes                   (271,000)             (261,000)           (10,000)
Current debt                                         (204,000)             (354,000)           150,000
Convertible notes (net of debt discount)              (59,000)                    -            (59,000)
Other current liabilities                            (158,000)             (220,000)            62,000
-------------------------------------------------------------------------------------------------------
Working capital (deficiency)                   $      231,000      $       (916,000)     $   1,147,000
-------------------------------------------------------------------------------------------------------

         The most significant increase to working capital was accounts receivable. At March 31, 2005, 30%, 28%, 13% and 10% of our accounts receivable were due from Wal-Mart Store, Inc., CVS Corporation, SinoFresh Healthcare, Inc. and Brooks Pharmacy, respectively. During the last three months of 2004 product shipments were not significant and all but $36,000 of the invoices related to 2004 shipments had been collected as of December 31, 2004. During the first three months of 2005 product shipments were $1,306,000 of which a substantial portion was shipped in March of 2005 and were included in outstanding receivables as of March 31, 2005. During April 2005 approximately $700,000 of March 31, 2005 receivables were sold to our factor and the March 31, 2005 receivable of $178,000 due from SinoFresh Healthcare, Inc. was collected.

         On September 22, 2004, we executed an Account Transfer and Purchase Agreement pursuant to which the Company may sell qualified receivables without recourse to the Company. We pay a fixed discount of 1% of the gross amount of any receivables sold and are advanced 80% of the gross amount of such receivables and the remaining 20% of the gross amount of any receivables sold is held as a reserve by the factoring company until such time as the receivable is collected by the factoring company. We pay a variable discount of a base rate, as quoted from time to time by the factoring company, plus 2% on the amounts that are initially advanced to us for the period of time that such remains outstanding. The effective rate of the variable discount as of March 31, 2005 was 7.75%. During the first three months of 2005, we sold $320,000 of receivables to the factor.

         The terms that we have with the retailers for our product shipments range from 30 to 60 days from shipment. Deposits that are received from our advertising clients in advance of the airing or on-sale dates are included in deferred revenues.

         The increase in our inventory is due primarily to purchases of our Lip Solution product which we sell pursuant to an exclusive distribution agreement with Simon Cosmetics.

         The significant increase in accounts payable is due to primarily to our increased purchases of inventory as well as payments due to media placement agencies for the advertising we placed for SinoFresh Healthcare, Inc. during the first three months of 2005. Generally, our product and packaging purchases require us to pay a deposit ranging from 25% to 50% of the purchase price with the balance being due 30 to 60 days from the shipment date. Media placement costs for television advertising generally require full payment in advance of the airing dates. Media placement costs for print media require us to pay deposits of 25% to 50% with the balance being due prior to the on-sale or distribution date of the materials in which the ads are placed. Deposits which are paid in advance to our vendors are included in prepaid and other assets.

         Current debt decreased by $150,000. During the first three months of 2005 we made scheduled repayments of $150,000 on a promissory note which was issued in July of 2004. The March 31, 2005 balance on this note of $100,000 requires repayment in the second quarter of 2005. As of March 31, 2005 the outstanding balance on our bank line-of-credit is $100,000. The bank line-of-credit expires on July 8, 2005, and is fully collateralized with a $100,000 certificate of deposit held by the bank.

         On February 17 and 22, 2005, we completed a private placement of our securities pursuant to subscription agreements with ten accredited investors. Pursuant to the subscription agreements, we sold to the investors, for $810,100,
(i) our 10% convertible notes due December 2006 in the aggregate principal amount of $810,100, (ii) 1,620,200 shares of Common Stock, and (iii) warrants to purchase 675,083 shares of common stock at an exercise price of $1.275 per share.

         Currently, our known sources of cash for the coming year will come from operations. We also have a factoring arrangement pursuant to which we may sell up to $7 million of eligible receivables. We may also seek to increase our cash through an additional sale of our securities; however, because of our stock price and the terms of our recent private placement we may have difficulty selling securities on acceptable terms. We anticipate that we will require additional funding to enable us to purchase additional products in order to grow our product segment revenues and to support the marketing effort of such products through advertising and promotion.

Item 3. Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

         During the quarterly period covered by this report, there were no changes in our internal controls over financial reporting that materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II           OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32   Certifications of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley
     Act

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ADSOUTH PARTNERS, INC.

/S/                  Chief Executive Officer and Director           May 14, 2005
John P. Acunto       (Principal Executive and Accounting Officer)


/S/                  Chief Financial Officer                        May 14, 2005
Anton Lee Wingeier   (Chief Accounting Officer)