Form 10QSB
period 2005-06-30
ADSOUTH PARTNERS, INC.
filed 2005-08-15
CIK 1158235

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 2005


                       Commission File Number      0-33135

                             ADSOUTH PARTNERS, INC.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

                   Nevada                             68-0448219
      -------------------------------     --------------------------------------
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      Incorporation or organization)

            1515 N. Federal Highway, Suite 418, Boca Raton, FL 33432
      --------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 750-0410
      --------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of August 15, 2005, 2005 there are 7,660,932 shares of the par value $.0001 common stock outstanding.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

      Indicate by checkmark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities and Exchange Act of 1934. Yes [ ] No [X]

                             ADSOUTH PARTNERS, INC.
                                      Index

PART I. FINANCIAL INFORMATION..................................................3

ITEM 1. FINANCIAL STATEMENTS...................................................3

UNAUDITED CONDENSED SECTOR STATEMENTS OF OPERATIONS
   FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004...................3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004...................4

UNAUDITED CONDENSED SECTOR BALANCE SHEET AS OF JUNE 30, 2005.................5-6

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2005.............7

UNAUDITED CONDENSED SECTOR STATEMENTS OF CASH FLOWS
   FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004.............................8

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004..........................9-10

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF
   CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY
   FOR THE SIX MONTHS ENDED JUNE 30, 2005.....................................11

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
   INTERIM FINANCIAL STATEMENTS............................................12-20

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS.....................................21-29

ITEM 3. CONTROLS AND PROCEDURES...............................................29

PART II OTHER INFORMATION.....................................................29

ITEM 1. LEGAL PROCEEDINGS.....................................................29

ITEM 6. EXHIBITS..............................................................29

SIGNATURES....................................................................30

CERTIFICATIONS.............................................................31-33

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ADSOUTH PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED SECTOR STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                        Three Months Ended                   Six Months Ended
                                                                             June 30,                            June 30,
                                                                  -----------------------------       -----------------------------
                                                                       2004             2005              2005             2004
                                                                  -----------       -----------       -----------       -----------
ADVERTISING
   Revenues                                                       $   277,000       $ 1,481,000       $   692,000       $ 1,856,000
                                                                  -----------       ===========       ===========       ===========
   Cost and expenses:
     Media placement and production costs                             192,000           556,000           473,000           759,000
     Selling, administrative and other expense
      (includes stock based compensation
      expense for the three months ended
      June 30, 2005 and 2004 of $20,000
      and $142,000, respectively, and
      for the six months ended June 30,
      2005 and
      2004 of $43,000 and $3,328,000, respectively)                   460,000           456,000           723,000         3,910,000
                                                                  -----------       -----------       -----------       -----------
   Total costs and expenses                                           652,000         1,012,000         1,196,000         4,669,000
                                                                  -----------       -----------       -----------       -----------
   Operating (loss) income- Advertising                              (375,000)          469,000          (504,000)       (2,813,000)
   Interest expense                                                   (42,000)               --           (66,000)               --
   Loss on sale of marketable securities                                   --                --                --           (10,000)
   Loss on early debt extinguishment                                 (179,000)               --          (179,000)               --
                                                                  -----------       -----------       -----------       -----------
   Net (loss) income - Advertising                                   (596,000)          469,000          (749,000)       (2,823,000)
                                                                  -----------       -----------       -----------       -----------

PRODUCTS
   Revenues                                                         1,163,000             6,000         2,469,000             6,000
                                                                  -----------       -----------       -----------       -----------
   Cost and expenses:
     Cost of sales                                                    757,000             1,000         1,302,000             1,000
     Selling, administrative and other expense
      (includes stock based compensation
      expense for the three months ended
      June 30, 2005 and 2004 of $38,000
      and $71,000, respectively, and for
      the six months ended June 30, 2005
      and
      2004 of $85,000 and $575,000, respectively)                     661,000           223,000         1,117,000           816,000
                                                                  -----------       -----------       -----------       -----------
   Total costs and expenses                                         1,418,000           224,000         2,419,000           817,000
                                                                  -----------       -----------       -----------       -----------
   Operating (loss) income- Products                                 (255,000)         (218,000)           50,000          (811,000)
   Discount on receivables sold to factor                             (24,000)               --           (32,000)               --
   Interest expense                                                   (90,000)               --          (143,000)               --
   Loss on early debt extinguishment                                 (357,000)               --          (357,000)               --
                                                                  -----------       -----------       -----------       -----------
   Net loss- Products                                                (726,000)         (218,000)         (482,000)         (811,000)
                                                                  -----------       -----------       -----------       -----------

TOTAL COMPANY
   Net (loss) income                                                1,322,000)      $   251,000        (1,231,000)       (3,634,000)
   Deemed dividend-Series B Preferred Stock                         1,344,000)               --        (1,344,000)               --
                                                                  -----------       -----------       -----------       -----------
   Net (loss) income  attributable
    to common stockholders                                        $ 2,666,000)      $   251,000       $(2,575,000)      $(3,634,000)
                                                                  ===========       ===========       ===========       ===========

AMOUNTS PER SHARE OF COMMON STOCK (Loss)
earnings per common share:
   Basic                                                            $ (0.33)$             0.04$             (0.34)      $     (0.70)

                                                                                    ===========       ===========       ===========
   Diluted                                                          $ (0.33)$             0.04$             (0.34)      $     (0.70)
                                                                                    ===========       ===========       ===========

   Weighted average number of common shares                         8,009,101         5,809,766         7,499,195         5,179,164
                                                                  ===========       ===========       ===========       ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

ADSOUTH PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                        Three Months Ended                   Six Months Ended
                                                                             June 30,                            June 30,
                                                                  -----------------------------       -----------------------------
                                                                       2005             2004              2005             2004
                                                                  -----------       -----------       -----------       -----------
Revenues:
   Advertising                                                    $   277,000       $ 1,481,000       $   692,000       $ 1,856,000
   Products                                                         1,163,000             6,000         2,469,000             6,000
                                                                  -----------       -----------       -----------       -----------
     Total revenues                                                 1,440,000         1,487,000         3,161,000         1,862,000
                                                                  -----------       -----------       -----------       -----------
Cost and expenses:
   Media placement and production costs                               192,000           556,000           473,000           759,000
   Cost of sales                                                      757,000             1,000         1,302,000             1,000
   Selling, administrative and other expense
     (Includes stock based compensation
     expense for the three months ended
     June 30, 2005 and 2004 of $58,000
     and $213,000, respectively, and for
     the six months ended June 30, 2005
     and 2004 of $128,000 and $3,903,000
     respectively)                                                  1,121,000           679,000         1,840,000         4,726,000
                                                                  -----------       -----------       -----------       -----------
Total costs and expenses                                            2,070,000         1,236,000         3,615,000         5,486,000
                                                                  -----------       -----------       -----------       -----------
Operating (loss) income                                              (630,000)          251,000          (454,000)       (3,624,000)
Loss on sale of marketable securities                                      --                --                --           (10,000)
Discount on receivables sold to factor                                (24,000)               --           (32,000)               --
Interest expense                                                     (132,000)               --          (209,000)               --
Loss on early debt extinguishment                                    (536,000)               --          (536,000)               --
                                                                  -----------       -----------       -----------       -----------
Net (loss) income                                                  (1,322,000)      $   251,000        (1,231,000)       (3,634,000)
Deemed dividend-Series B Preferred Stock                           (1,344,000)               --        (1,344,000)               --
                                                                  -----------       -----------       -----------       -----------
Net (loss) income attributable
    to common stockholders                                        $(2,666,000)      $   251,000       $(2,575,000)      $(3,634,000)
                                                                  ===========       ===========       ===========       ===========

AMOUNTS PER SHARE OF COMMON STOCK (Loss)
earnings per common share:
   Basic                                                          $     (0.33)      $      0.04       $     (0.34)      $     (0.70)
                                                                                    ===========       ===========       ===========
   Diluted                                                        $     (0.33)      $      0.04       $     (0.34)      $     (0.70)
                                                                                    ===========       ===========       ===========

   Weighted average number of common shares                         8,009,101         5,809,766         7,499,195         5,179,164
                                                                  ===========       ===========       ===========       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADSOUTH PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED SECTOR BALANCE SHEET
--------------------------------------------------------------------------------

                                                                          June 30,
                                                                           2 0 0 5
Assets:
ADVERTISING
  Current Assets:
   Cash                                                                 $   625,000
   Certificate of deposit (restricted)                                      102,000
   Accounts receivable, net                                                  91,000
   Marketable securities                                                     76,000
   Current portion of deferred charge, related party                         67,000
   Prepaid expense and other current assets                                   8,000
                                                                        -----------
  Total Current Assets-Advertising                                          969,000

  Property and equipment, net                                                92,000
  Deferred charge, related party                                            133,000
  Deposits                                                                    9,000
                                                                        ------------
Total Assets-Advertising                                                  1,203,000
                                                                        -----------

PRODUCTS
  Current Assets:
   Cash                                                                      34,000
   Accounts receivable, net                                                 676,000
   Due from factor                                                          101,000
   Inventory                                                                619,000
   Prepaid expense and other current assets                                 219,000
                                                                        ------------
  Total Current Assets-Products                                           1,649,000
                                                                                   -

  Property and equipment, net                                                26,000
  Investment in product line rights, net                                    171,000
  Deposits                                                                    5,000
                                                                        ------------
Total Assets-Products                                                     1,851,000
                                                                        ------------

Total Assets                                                            $ 3,054,000
                                                                        ============

Liabilities and Stockholders' Equity
ADVERTISING
  Current Liabilities:
   Accounts payable                                                     $    68,000
   Accrued salaries and payroll taxes                                        38,000
   Accrued expenses and other current liabilities                             1,000
   Current portion of notes payable                                           2,000
   Current portion of capital lease obligations                               3,000
                                                                        ------------
  Total Current Liabilities - Advertising                                   112,000

  Notes payable, net of current portion                                       4,000
  Capital lease obligations, net of current portion                          13,000
                                                                        ------------
  Total Liabilities - Advertising                                           129,000
                                                                        ------------

PRODUCTS
  Current Liabilities:
   Accounts payable                                                         842,000
   Accrued salaries and payroll taxes                                       108,000
   Accrued expenses and other current liabilities                            77,000
   Bank line of credit                                                      100,000
   Current portion of notes payable                                           4,000
   Current portion of capital lease obligations                               1,000
                                                                        ------------
  Total Current Liabilities - Advertising                                 1,132,000

  Notes payable, net of current portion                                       9,000
  Capital lease obligations, net of current portion                           3,000
                                                                        ------------
  Total Liabilities - Products                                            1,144,000
                                                                        ------------

Total Liabilities                                                         1,273,000
                                                                        ------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADSOUTH PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED SECTOR BALANCE SHEET
--------------------------------------------------------------------------------

                                                                          June 30,
                                                                           2 0 0 5
Commitments and contingencies (see Note 8)

Stockholders' Equity:
  Preferred stock, $.0001 par value; 5,000,000 shares authorized,
   3,500,000 designated as Series A Convertible Preferred Stock,
   1,500,000 designated as Series B Convertible Preferred Stock,
   1,226,557 shares of Series B Preferred Stock issued and
   outstanding as of June 30, 2005                                              --
  Common stock, $.0001 par value; 33,333,333 shares authorized;
    7,660,932 issued and outstanding as of June 30, 2005                      1,000
  Additional paid-in-capital                                              9,520,000
  Note receivable, stockholder                                              (20,000)
  Deferred compensation                                                    (580,000)
  Accumulated deficit                                                    (7,042,000)
  Accumulated other comprehensive loss:
   Unrealized loss from available-for-sale securities                       (98,000)
                                                                        -----------

  Total Stockholders' Equity                                              1,781,000
                                                                        -----------

Total Liabilities and Stockholders' Equity                              $ 3,054,000
                                                                        ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADSOUTH PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                          June 30,
                                                                           2 0 0 5
Assets:
  Current Assets:
   Cash                                                                 $   659,000
   Certificate of deposit (restricted)                                      102,000
   Accounts receivable, net                                                 767,000
   Due from factor                                                          101,000
   Inventory                                                                619,000
   Marketable securities                                                     76,000
   Current portion of deferred charge, related party                         67,000
   Prepaid expense and other current assets                                 227,000
                                                                        -----------
  Total Current Assets                                                    2,618,000

  Property and equipment, net                                               118,000
  Deferred charge, related party                                            133,000
  Investment in product line rights, net                                    171,000
  Deposits                                                                   14,000
                                                                        ------------

Total Assets                                                            $ 3,054,000
                                                                        ============

Liabilities and Stockholders' Equity
  Current Liabilities:
   Accounts payable                                                     $   910,000
   Accrued salaries and payroll taxes                                       146,000
   Accrued expenses and other current liabilities                            78,000
   Bank line of credit                                                      100,000
   Current portion of notes payable                                           6,000
   Current portion of capital lease obligations                               4,000
                                                                        ------------
  Total Current Liabilities                                               1,244,000

  Notes payable, net of current portion                                      13,000
  Capital lease obligations, net of current portion                          16,000
                                                                        ------------

Total Liabilities                                                         1,273,000
                                                                        ------------

Commitments and contingencies (see Note 8)

Stockholders' Equity:
  Preferred stock, $.0001 par value; 5,000,000 shares authorized,
   3,500,000 designated as Series A Convertible Preferred Stock,
   1,500,000 designated as Series B Convertible Preferred Stock,
   1,226,557 shares of Series B Preferred Stock issued and
   outstanding as of June 30, 2005                                              --
  Common stock, $.0001 par value; 33,333,333 shares authorized;
    7,660,932 issued and outstanding as of June 30, 2005                      1,000
  Additional paid-in-capital                                              9,520,000
  Note receivable, stockholder                                              (20,000)
  Deferred compensation                                                    (580,000)
  Accumulated deficit                                                    (7,042,000)
  Accumulated other comprehensive loss:
   Unrealized loss from available-for-sale securities                       (98,000)
                                                                        -----------

  Total Stockholders' Equity                                              1,781,000
                                                                        -----------

Total Liabilities and Stockholders' Equity                              $ 3,054,000
                                                                        ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

ADSOUTH PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                     Six Months Ended                      Six Months Ended
                                                                        June 30,                               June 30,
                                                                 2 0 0 5           2 0 0 5            2 0 0 4             2 0 0 4
                                                               -----------        -----------        -----------        -----------
                                                               Advertising        Products           Advertising          Products
                                                               -----------        -----------        -----------        -----------
Products
CASH FLOWS-OPERATING ACTIVITIES
 Net loss                                                      $  (749,000)       $  (482,000)       $(2,823,000)       $  (811,000)
 Adjustments to reconcile net loss
  to net cash - operating activities:
  Amortization of deferred stock
    based compensation                                              43,000             85,000          3,328,000            575,000
  Depreciation                                                       7,000              3,000              2,000              1,000
  Amortization of product line rights                                 --               26,000               --                 --
   Amortization of debt discount on
    convertible notes                                               53,000            107,000               --                 --
  Bad debt expense                                                   2,000               --                 --                 --
  Loss from sale of marketable securities                             --                 --               10,000               --
   Loss on early debt extinguishment                               178,000            358,000               --                 --
   Other operating adjustments                                        --                 --               (4,000)              --
  Changes in assets and liabilities:
  Accounts receivable                                              (93,000)          (640,000)          (154,000)            (1,000)
   Inventory                                                          --             (433,000)              --              (71,000)
  Prepaid expense and other current assets                          (7,000)          (187,000)          (467,000)           (46,000)
   Deferred charge, related party                                 (200,000)              --                 --                 --
   Accounts payable                                                (37,000)           475,000            120,000             71,000
  Accrued salaries and payroll taxes                              (205,000)            90,000             40,000               --
   Accrued expenses                                                (47,000)            29,000              5,000               --
                                                               -----------        -----------        -----------        -----------
   Net cash - operating activities                              (1,055,000)          (569,000)            57,000           (282,000)
                                                               -----------        -----------        -----------        -----------
 CASH FLOWS - INVESTING ACTIVITIES
  Capital expenditures                                             (34,000)           (17,000)           (31,000)           (24,000)
  Investment in product line rights                                   --                 --                 --             (125,000)
   Deposits                                                         (1,000)            (1,000)            (7,000)            (4,000)
   Acquisition of marketable securities                               --                 --             (246,000)              --
   Proceeds from sale of marketable securities                        --                 --              236,000               --
   Other investing activities                                       (1,000)              --                 --                 --
                                                                                  -----------        -----------        -----------
  Net cash - investing activities                                  (36,000            (18,000)           (48,000)          (153,000)
                                                                                  -----------        -----------        -----------
 CASH FLOWS - FINANCING ACTIVITIES
  Deferred financing costs                                         (80,000)          (160,000)              --                 --
   Capital lease payments                                           (2,000)              --                 --                 --
   Proceeds from notes payable                                       7,000             13,000               --                 --
  Repayment of notes payable                                          --             (251,000)              --                 --
   Proceeds from bank line-of-credit                                  --              100,000               --                 --
   Repayments on bank line-of-credit                                  --              100,000               --                 --
   Due from factor                                                    --             (216,000)              --                 --
   Proceeds from the exercise of
    stock options and warrants                                      33,000            107,000               --                 --
  Proceeds from issuance of common stock                              --                 --              107,000            444,000
  Proceeds from issuance of convertible notes                      487,000            973,000               --                 --
   Repayment of convertible notes                                 (257,000)          (513,000)              --                 --
   Cash proceeds from issuance
     of preferred stock                                          1,603,000            897,000               --                 --
  Offering costs                                                  (114,000)          (228,000)              --                 --
                                                                                  -----------        -----------        -----------
   Net cash - financing activities                               1,677,000            622,000            107,000            444,000
--------------------------------------------------------       -----------        -----------        -----------        -----------

  Net change in cash                                               587,000             34,000            116,000              9,000
  Cash - beginning of period                                        38,000               --               16,000               --
                                                               -----------        -----------        -----------        -----------
  Cash - end of period                                         $   625,000        $    34,000        $   132,000        $     9,000
                                                               ===========        ===========        ===========        ===========

SUPPLEMENTAL CASH FLOW
 INFORMATION Cash during the periods for:
  Interest expense                                             $     9,000        $    29,000        $      --          $      --
                                                               -----------        -----------        -----------        -----------
  Income taxes                                                 $      --          $      --          $      --          $      --
                                                               -----------        -----------        -----------        -----------

The accompanying notes are an integral part of these condensed consolidated financial statements.
                                                                       Continued

ADSOUTH PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                  Six Months Ended
                                                                        June 30,
                                                               2 0 0 5     2 0 0 4
                                                               -------     -------
CASH FLOWS-OPERATING ACTIVIITES
 Net loss                                                       $(1,231,000)               $(3,634,000)
 Adjustments to reconcile net loss
  to net cash - operating activities:
  Amortization of deferred stock
    based compensation                                              128,000                  3,903,000
  Depreciation                                                       10,000                      3,000
  Amortization of product line rights                                26,000                       --
  Amortization of debt discount on
    convertible notes                                               160,000                       --
  Bad debt expense                                                    2,000                       --
  Loss from sale of marketable securities                              --                       10,000
  Loss on early debt extinguishment                                  536,00                       --
  Other operating adjustments                                          --                         --
 Changes in assets and liabilities:                                  (4,000)
  Accounts receivable                                              (733,000)                  (155,000)
  Inventory                                                        (433,000)                   (71,000)
  Prepaid expense and other current assets                         (194,000)                  (513,000)
  Deferred charge, related party                                   (200,000)                      --
  Accounts payable                                                  438,000                    191,000
  Accrued salaries and payroll taxes                               (115,000)                    40,000
  Accrued expenses                                                  (18,000)                     5,000
                                                                -----------                -----------
  Net cash - operating activities                                (1,624,000)                  (225,000)
                                                                -----------                -----------
CASH FLOWS - INVESTING ACTIVITIES
  Capital expenditures                                              (51,000)                   (55,000)
  Investment in product line rights                                    --                     (125,000)
  Deposits                                                           (2,000)                      --
  Acquisition of marketable securities                                 --                     (246,000)
  Proceeds from sale of marketable securities                          --                      236,000
  Other investing activities                                         (1,000)                   (11,000)
                                                                -----------                -----------
  Net cash - investing activities                                   (54,000)                  (201,000)
                                                                -----------                -----------
CASH FLOWS - FINANCING ACTIVITIES
  Deferred financing costs                                         (240,000)                      --
  Capital lease payments                                             (2,000)                      --
  Proceeds from notes payable                                        20,000                       --
  Repayment of notes payable                                       (251,000)                      --
  Proceeds from bank line-of-credit                                 100,000                       --
  Repayments on bank line-of-credit                                (100,000)                      --
  Due from factor                                                  (216,000)                      --
  Proceeds from the exercise of
    stock options and warrants                                      140,000                       --
  Proceeds from issuance of common stock                               --                      551,000
  Proceeds from issuance of convertible notes                     1,460,000
  Repayment of convertible notes                                   (770,000)
  Cash proceeds from issuance of preferred stock                  2,500,000                       --
  Offering costs                                                   (342,000)
                                                                -----------                -----------
  Net cash - financing activities                                 2,299,000                    551,000
                                                                -----------                -----------

  Net change in cash                                                621,000                    125,000
  Cash - beginning of period                                         38,000                     16,000
                                                                -----------                -----------
  Cash - end of period                                          $   659,000                $   141,000
                                                                ===========                ===========

SUPPLEMENTAL CASH FLOW
 INFORMATION Cash during the periods for:
  Interest expense                                              $    38,000                $      --
                                                                -----------                -----------
  Income taxes                                                  $      --                  $      --
                                                                -----------                -----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADSOUTH PARTNERS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN (CAPITAL DEFICIENCY) STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES

During the Six Months Ended June 30, 2005

      In January 2005 the Company issued 63,333 shares of common stock valued at $83,000 to acquire the assets of the Miko Brand.

      On February 17, 2005, the Company issued warrants as part of a fee paid in connection with the issuance of convertible notes. The value of the warrants approximated $145,000 and was capitalized as a deferred financing cost.

      On May 16, 2005, the Company issued warrants as part of a fee paid in connection with the issuance of convertible notes. The value of the warrants approximated $61,000 and was capitalized as a deferred financing cost.

      On June 17, 2005, the Company issued 300,633 shares of Series B Convertible Preferred stock in exchange for $800,000 of convertible notes and $12,000 of interest accrued thereon.

      During 2005, the Company issued options to consultants which, using the Black-Scholes option valuation formula, had an aggregate value of $708,000, which was recorded as an increase to deferred compensation expense. Such deferred compensation expense is being amortized pursuant to the terms of the underlying consulting agreement to which the related options were issued.

During the Six Months Ended June 30, 2004

      On March 31, 2004, the Company sold 333,333 shares of common stock to a related party for $1,000,000 of which $650,000 was paid with the issuance of a promissory note. On June 23, 2004, 145,363 of such shares were returned in cancellation of $635,000 of the related promissory note.


The accompanying notes are an integral part of these condensed consolidated financial statements.

ADSOUTH PARTNERS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN (CAPITAL DEFICIENCY) STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2005
--------------------------------------------------------------------------------

                                   Series B
                                  Preferred       Common
                                    Stock,        Stock,      Preferred   Common       Additional                      Note
                                  Issued and    Issued and    Stock,      Stock,        Paid-in       Deferred     Receivable
                                 Outstanding    Outstanding   Par Value   Par Value     Capital     Compensation   Stock-holder
--------------------------------------------------------------------------------------------------------------------------------
Balance at                               --      6,002,214         --         --      $5,274,000            --      ($20,000)
December 31, 2004
Comprehensive loss:
  Net loss                               --                        --         --              --            --           --
  Unrealized loss from
  available-for-sale
    securities                           --            --          --         --              --            --           --

  Comprehensive loss

Stock issued to acquire the              --         63,333         --         --          83,000            --           --
 Miko Brand assets
Securities issued in
  conjunction
with the issuance of the
 convertible notes                       --      1,891,033         --      1,000       1,077,000            --           --
Securities returned upon the
  early extinguishment of
  the convertible notes                  --      (570,833)         --         --        (936,000)           --           --
Issuance of Series B
  Convertible Preferred Stock     1,226,557             --         --         --       3,312,000            --           --
Offering costs                           --             --         --         --        (343,000)           --           --
Grant of stock options to
consultants                              --              -         --         --         708,000      ($708,000)         --
Grant of warrants for
placement fees                           --              -         --         --         205,000            --           --
Exercise of stock options
  and
warrants                                 --        275,185         --         --         140,000            --           --
Amortization of deferred
  stock
based compensation                       --              -         --         --              --        128,000          --
--------------------------------------------------------------------------------------------------------------------------------
Balance at                        1,226,557      7,660,932         --     $1,000      $9,520,000      ($580,000)    ($20,000)
June 30, 2005
--------------------------------------------------------------------------------------------------------------------------------

                                               Accumulated
                                                   Other
                                 Accumulated   Comprehensive               Comprehensive
                                   Deficit          Loss          Total         Loss
-------------------------------------------------------------------------------------------
Balance at                      ($5,811,000)           --      ($557,000)
December 31, 2004
Comprehensive loss:
  Net loss                       (1,231,000)           --     (1,231,000)    ($1,231,000)
  Unrealized loss from
  available-for-sale
    securities                         --        ($98,000)        (98,000)        (98,000)
                                                                            -------------
  Comprehensive loss                   --                                   $1,329,000
                                                                            -------------
Stock issued to acquire the            --              --         83,000
 Miko Brand assets
Securities issued in
  conjunction
with the issuance of the
 convertible notes                     --              --      1,078,000
Securities returned upon the
  early extinguishment of
  the convertible notes                --              --       (936,000)
Issuance of Series B
  Convertible Preferred Stock          --                      3,312,000
Offering costs                         --              --       (343,000)
Grant of stock options to
consultants                            --              --           --
Grant of warrants for
placement fees                         --              --        205,000
Exercise of stock options
  and
warrants                               --              --        140,000
Amortization of deferred
  stock
based compensation                     --              --        128,000
---------------------------------------------------------------------------
Balance at                      ($7,042,000)       ($98,000)  $1,781,000
June 30, 2005
---------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005
--------------------------------------------------------------------------------

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

      On March 25, 2005, the Company effected a one-for-fifteen share reverse split of the Company's common stock, par value $.0001 per share ("Common Stock") and a proportionate reduction of the authorized shares outstanding. Contemporaneously with the reverse split, the reverse split, the number of authorized shares of Common Stock, par value $.0001 per share was reduced 500,000,000 shares to 33,333,333 shares. All share information and per share amounts presented in these consolidated financial statements are presented as if the aforementioned reverse split was effective for all periods presented.

2.    Certain Significant Accounting Policies

      The accounting policies followed by the Company are set forth in Note 1 to the Adsouth Partners, Inc. financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

(a)   Basic and Diluted Income (Loss) Per Share

      Basic and diluted per share results for the three and six months ended June 30, 2005 and 2004 were computed based on the net income allocated to the Common Stock for the respective period. The weighted average number of shares of Common Stock outstanding during the period was used in the calculation of basic earnings per share. In accordance with FAS 128, "Earnings Per Share," the weighted average number of shares of Common Stock used in the calculation of diluted per share amounts is adjusted for the dilutive effects of potential common shares including, (i) the assumed exercise of stock options and warrants based on the treasury stock method; and (ii) the assumed conversion of convertible preferred stock only if an entity records earnings from continuing operations, as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations.

      For the three months ended June 30, 2004 a portion of such potential common shares were dilutive. The following table presents a reconciliation of basic earnings per common share to dilutive earnings per common share.

                                                     Weighted    Net
                                                      Average Income
                                                       Shares    Per
Three Months Ended June 30, 2004     Net Income   Outstanding  Share
---------------------------------------------------------------------
Basic earnings per common share        $251,000     5,809,766   $.04
Assumed conversion of options and
 warrants                                    --       273,810      *
---------------------------------------------------------------------
Diluted earnings per common share      $251,000     6,083,576   $.04
=====================================================================

* - less than $.01

      During the three and six months ended June 30, 2005 and the six months ended June 30, 2004, the Company recorded a loss and as a result, the average number of common shares used in the calculation of basic and diluted loss per share is identical and have not been adjusted for the effects of potential common shares from unexercised stock options, warrants and convertible preferred stock which were anti-dilutive for such time period. As of June 30, 2005, there were outstanding options to purchase 4,628,630 shares of common stock, warrants to purchase 12,954,868 shares of common stock and Series B Preferred stock convertible into 11,039,016 shares of common stock.

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005
--------------------------------------------------------------------------------

2.    Certain Significant Accounting Policies (continued)

(b)   Stock Based Compensation

      The Company has elected to use the intrinsic value method of accounting for stock options in accordance with APB Opinion No. 25 and related interpretations issued to employees under its stock option plans whereby the amount of stock-based compensation expense is calculated as the difference between the fair market value and the exercise price on the date of issuance. For purposes of pro forma disclosures the amount of stock-based compensation as calculated using the fair value method of accounting for stock options issued to employees is amortized over the options' vesting period. The Company's pro forma information is as follows:

                                                   Three Months Ended                  Six Months Ended
                                                        June 30,                           June 30,
                                            ---------------------------------  ---------------------------------
                                                 2 0 0 5          2 0 0 4           2 0 0 5          2 0 0 4
                                            ---------------   ---------------  ---------------   ---------------
Net (loss) income attributable to
 common stockholders                        $    (2,666,000)  $       251,000  $    (2,575,000)  $    (3,634,000)
Deduct: Stock-based employee compensation
 as determined under the fair value method           (3,000)               --          (22,000)          (19,000)
                                            ---------------   ---------------  ---------------   ---------------

Pro forma net (loss) income attributable
 to common stockholders                     $    (2,669,000)  $       251,000  $    (2,597,000)  $    (3,653,000)
                                            ===============   ===============  ===============   ===============

Basic (loss) earnings per common share
 attributable to common stockholders:
 As reported                                $         (0.33)  $          0.04  $         (0.34)  $         (0.70)
                                            ===============   ===============  ===============   ===============
 Pro forma                                  $         (0.33)  $          0.04  $         (0.35)  $         (0.71)
                                            ===============   ===============  ===============   ===============

Diluted (loss) earnings per common share
 attributable to common stockholders:
 As reported                                $         (0.33)  $          0.04  $         (0.34)  $         (0.70)
                                            ===============   ===============  ===============   ===============
 Pro forma                                  $         (0.33)  $          0.04  $         (0.35)  $         (0.71)
                                            ===============   ===============  ===============   ===============

(c)   Factored Receivables

      On September 22, 2004, the Company and a factoring company executed an Account Transfer and Purchase Agreement pursuant to which the Company may sell qualified receivables without recourse to the Company. The Company pays a fixed discount of 1% of the gross amount of any receivables sold and is advanced 80% of the gross amount of such receivables (the "Initial Payment") and the remaining 20% of the gross amount of any receivables sold is held as a reserve by the factoring company until such time as the receivable is collected by the factoring company. The Company pays a variable discount of a base rate, as quoted from time to time by the factoring company, plus 2% on the Initial Payment for the period of time that the Initial Payment remains outstanding. The effective rate of the variable discount as of June 30, 2005 was 7.75%. During the three and six months ended June 30, 2005, the Company sold $1,045,000 and $1,366,000, respectively, of receivables and the total fixed and variable discounts on receivables sold was $24,000 and $32,000, respectively.

(d)   Concentration of Credit Risk

      Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and accounts receivable. As of June 30, 2005, all of the Company's cash is placed with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of June 30, 2005 the Company has $540,000 cash on deposit in excess of federally insured limits. During the three months ended June 30, 2005, 22%, 17 %, 10% and 10% of the Company's total revenues were derived from Wal-Mart Store, Inc., CVS Corporation, General Nutrition Distribution, L.P. and Brooks Pharmacy, respectively. During the six months ended June 30, 2005, 23%, 21 % and 12% of the Company's total revenues were derived from Wal-Mart Store, Inc., CVS Corporation and SinoFresh Healthcare, Inc., respectively. During the three and six months ended June 30, 2004 89% and 84%, respectively, of the Company's revenues were derived from Gameznflix, Inc. At June 30, 2005, 49%, 25% and 11% of the Company's accounts receivable were due from Wal-Mart Store, Inc., CVS Corporation and NVE Pharmaceuticals, Inc., respectively. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk.

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005
--------------------------------------------------------------------------------

2.    Certain Significant Accounting Policies (continued)

(e)   New Authoritative Guidance

      In October 2004, the Financial Accounting Standards Board ("FASB") ratified the consensus reached in Emerging Issues Task Forces ("EITF") Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Shares." The EITF states that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have an effect on the Company's financial statements for the three and six months ended June 30, 2005 as such convertible instruments would have been anti-dilutive. Such convertible instruments may dilute earnings per share, if any, in the future.

      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for the accounting for and reporting of a change in accounting principle. SFAS 154 requires that the cumulative effect of voluntarily changing to a new accounting principle be applied retrospectively to prior period financial statements. Prior to the effective date of SFAS 154, the cumulative effect of voluntarily changing to a new accounting principle was included in the operating results of the period in which such change was adopted. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company expects that the adoption of SFAS 154 will not have a significant impact on its financial statements.

3.    Private Placements

(a)   Convertible Debentures

      On February 17 and 22, 2005, the Company completed a private placement of its securities with ten accredited investors (the "February Private Placement") pursuant to which, the Company sold, for $810,100, (i) its 10% convertible notes due December 2006 in the aggregate principal amount of $810,100, (ii) 1,620,200 shares of Common Stock, and (iii) warrants to purchase 675,083 shares of Common Stock at an exercise price of $1.28 per share. The notes are convertible into Common Stock at the fixed conversion price of $.60 per share at any time. Atlas Capital Services, LLC served as placement agent for the financing. As compensation for its services as placement agent, the Company paid Atlas a fee of 10% of the gross proceeds raised in the private placement, warrants to purchase 135,017 shares of Common Stock at an exercise price of $.60 per share. The Company also paid the subscribers' legal expenses. In connection with the Company's engagement of Atlas, it issued to Atlas an option to purchase 33,333 shares of Common Stock for nominal consideration. This option was exercised at or about the closing of the private placement.

      On May 16, 2005 and May 20, 2005, the Company completed a private placement of its securities with two accredited investors (the "May Private Placement") pursuant to which the Company sold, for $650,000, (i) its 12% secured convertible notes due March 15, 2007 in the aggregate principal amount of $650,000, (ii) 270,833 shares of Common Stock, and (iii) warrants to purchase 812,500 shares of Common Stock at an exercise price of $1.275 per share. The notes are convertible into Common Stock at the fixed conversion price of $.60 per share at any time. In connection with the placement, the Company paid fees equal to 10% of the gross proceeds raised in the private placement and warrants to purchase 125,000 shares of Common Stock at an exercise price of $.48 per share. The Company also reimbursed the investors for legal fees and expenses of $10,000.

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005
--------------------------------------------------------------------------------

3.    Private Placements (continued)

(a)   Convertible Debentures (continued)

      The closing costs related to the issuance of the convertible notes were $445,000 including legal fees, broker fees and the value of broker warrants issued pursuant to the convertible note offerings. The deferred offering costs were being amortized on a straight-line basis over the period in which the convertible notes were outstanding. On June 17, 2005, the Company paid a total of $792,120 to the holders of the convertible notes in the principal amount of $660,100. The subscription agreements relating to the issuance of the notes gives the Company the right to redeem the notes at a premium and gives the holders of the notes the right to demand redemption of the notes at a premium. In connection with the payment, the note holders also cancelled warrants to purchase 550,087 shares of Common Stock. On June 17, 2005, note holders exchanged a total of $800,000 of principal and $12,000 of accrued interest for shares of the Series B Preferred Stock. In connection with the exchange, the note holders also cancelled warrants to purchase 937,500 shares of Common Stock and returned 570,833 shares of common stock. As a result of the payment and exchange of this debt the Company incurred a loss of $536,000 from the early extinguishment of the convertible notes which includes the unamortized balance of the deferred offering costs.

(b)   Series B. Preferred Stock

      On June 16, 2005, the Company created the Series B Preferred Stock. The certificate of designation provides that:

      o Each share of Series B Preferred Stock is convertible into nine shares of Common Stock.

      o If, within two years after the closing, the Company issues Common Stock or options, warrants or other convertible securities at a price or with a conversion or exercise price less than the conversion price (initially $.30), with certain specified exceptions, the number of shares issuable upon conversion of one share of Series B Preferred Stock is adjusted, using a weighted average formula, to reflect such issuance.

      o     No dividends are payable with respect to the Series B Preferred
            Stock.

      o While the Series B Preferred Stock is outstanding, the Company may not pay dividends on or redeem shares of Common Stock.

      o Upon any voluntary or involuntary liquidation, dissolution or winding-up, the holders of the Series B Preferred Stock are entitled to a preference of $2.70 per share before any distributions or payments may be made with respect to the Common Stock or any other class or series of capital stock which is junior to the Series B Preferred Stock upon voluntary or involuntary liquidation, dissolution or winding-up.

      o     The holders of the Series B Preferred Stock have no voting rights.

      o Without the approval of the holders of 75% of the Series B Preferred Stock, the Company will not (a) alter or change the powers, preferences or rights given to the Series B Preferred Stock or alter or amend the Certificate of Designation relating to the Series B Preferred Stock, (b) authorize or create any class of stock ranking as to dividends or distribution of assets upon a liquidation senior to or otherwise pari passu with the Series B Preferred Stock, or any class or series of preferred stock possessing greater voting rights or the right to convert at a more favorable price than the Series B Preferred Stock, (c) amend its certificate or articles of incorporation or other charter documents in breach of any of the provisions hereof, (d) increase the authorized number of shares of Series B Preferred Stock, or (e) enter into any agreement with respect to the foregoing.

      The holders of the Series B Preferred Stock may not convert the Series B Preferred Stock to the extent that such conversion would result in the holders owning more than 4.9% of the outstanding Common Stock. This limitation may not be amended without the consent of the holders of a majority of the outstanding Common Stock.

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005
--------------------------------------------------------------------------------

3.    Private Placements (continued)

(c)   Private Placement of Series B. Preferred Stock

      On June 17, 2005, the Company completed a private placement of its Series B Preferred Stock with Common Stock purchase warrants pursuant to a purchase agreement with Barron Partners, LP, Vestal Venture Capital and Richard Molinsky (the "June Private Placement"). Pursuant to the purchase agreement:

      o Barron Partners purchased 925,926 shares of Series B Preferred Stock and warrants to purchase 9,058,780 shares of the Common Stock for a purchase price of $2,500,000;

      o Vestal received 281,942 shares of Series B Preferred Stock and warrants to purchase 2,758,378 shares of Common Stock in exchange for the cancellation of (i) principal and interest on the Company's promissory notes payable to Vestal in the total principal amount of $750,000, (ii) warrants to purchase a total of 875,000 shares of Common Stock, and (iii) 550,000 shares of Common Stock, all of which were issued to Vestal in the Company's February and May 2005 private placements.

      o Mr. Molinsky received 18,689 shares of Series B Preferred Stock and warrants to purchase 182,842 shares of Common Stock in exchange for the cancellation of (i) principal and interest on the Company's promissory note payable to him in the principal amount of $50,000,
            (ii) warrants to purchase a total of 62,500 shares of Common Stock, and (iii) 20,833 shares of Common Stock, all of which were issued to Mr. Molinsky in the Company's May 2005 private placement.

      o Additional shares of Series B Preferred Stock are to be issued to the investors if the Company's fully-diluted earnings per share of Common Stock, computed as provided in the purchase agreement which excludes certain non-recurring expenses, is $.167 or less for the year ending December 31, 2005

      o The Company agreed that, within 45 days from the closing date, June 17, 2005, it will have appointed such number of independent directors that would result in a majority of its directors being independent directors, that the audit committee would be composed solely of independent directors and the compensation committee would have a majority of independent directors. Failure of the Company to meet these requirements would results in the payment of liquidated damages that are to be paid by the issuance of additional shares of Series B Preferred Stock. On August 1, 2005, the Company received an extension until August 10, 2005 to appoint such directors and as of such date has complied with such requirement.

      o The Company and the investors entered into a registration rights agreement pursuant to which the Company agreed to file, within 30 days after the closing, a registration statement covering the Common Stock issuable upon conversion of the Series B Preferred Stock and exercise of the warrants. The failure of the Company to meet this schedule and other timetables provided in the registration rights agreement would result in the imposition of liquidated damages. The Company obtained from the investors, an extension until July 25, 2005 to file the registration statement. The registration statement became effective on August 3, 2005.

      Mr. John C. Cammarano, Jr., president and, effective June 17, 2005, chief executive officer, and Mr. Anton Lee Wingeier, chief financial officer, each agreed that (i) he would not publicly sell any shares of the Company's Common Stock during the two-year period commencing on the date of the purchase agreement, (ii) notwithstanding any contrary provisions of any employment agreement or other understanding, he will not receive any bonus except for a bonus based on growth in earnings per share as determined by a compensation committee of the board of directors the majority of members of which are independent directors and (iii) in the event of a termination of his employment, other than a termination by us that is not for cause or as a result of his death or disability, his severance will not exceed one year's compensation.

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005
--------------------------------------------------------------------------------

3.    Private Placements (continued)

(c)   Private Placement of Series B. Preferred Stock (continued)

      o The Company's board of directors approved and agreed to submit to the Company's stockholders for their approval, an amendment to the Company's articles of incorporation to (i) eliminate the Series A Convertible Preferred Stock and give the board of directors the right to determine the rights, preferences, privileges and limitations of the 3,500,000 shares of preferred stock presently designated as Series A Convertible Preferred Stock and (ii) increase the number of authorized shares of preferred stock to 10,000,000 shares and increase the number of authorized shares of Common Stock to 60,000,000 shares.

      o The Company agreed that, upon the effectiveness of the increase in the authorized preferred stock, it would increase the number of authorized shares of Series B Preferred Stock from 1,500,000 shares to 3,000,000 shares. The investors agreed to consent to such increase.

      The warrants issued to the investors have a term of five years, commencing June 17, 2005, and have exercise prices of $.65 as to 2,500,000 shares, $1.20 as to 2,500,000 shares, $1.50 as to 3,500,000 shares and $1.80 as to 3,500,000. If, while the warrants are outstanding, the Company issues Common Stock or options, warrants or other convertible securities at a price or with a conversion or exercise price less than the exercise price, with certain specified exceptions, the exercise price of the warrants will be reduced using a weighted average formula, to reflect such issuance. The reduction in the exercise price pursuant to this provision will not result in an increase in the number of shares of Common Stock issuable upon such exercise.

      Atlas Capital Services, LLC served as placement agent for the financing. As compensation for its services as placement agent, the Company paid Atlas a fee of $125,000 and issued to Atlas and its designees warrants to purchase 300,000 shares of Common Stock at $.30 per share. Liberty Company Financial, LLC served as financial advisor to Barron, and the Company paid Liberty Company Financial a fee of $125,000 and issued to Liberty warrants to purchase 333,333 shares of Common Stock at $.30 per share. The Company also reimbursed Barron Partners for its legal fees and other expenses in the amount of $50,000.

      The Company determined that the Series B Preferred stock was issued with an effective beneficial conversion feature of approximately $1,344,000 based upon the relative fair values of the underlying securities issued. As such, this beneficial conversion feature is recorded as a deemed preferred stock dividend.

4.    Acquisition of Miko Brand

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

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005
--------------------------------------------------------------------------------

5.    Deferred Compensation

      As discussed in Note 3, on January 13, 2005, the Company granted an option to the former owner of the Miko Brand to purchase 26,667 shares of Common Stock for $1.31 per share, and on January 25, 2005, granted to a consultant, pursuant to a three month financial services consulting agreement, an option to purchase 185,185 shares of Common Stock for $.60 per share, which was exercised on January 26, 2005. On April 13, 2005, the Company entered into a one year investors relations consulting agreement pursuant to which the Company will pay the consultant $7,000 per month and granted the firm an option to purchase 200,000 shares of Common Stock for $.788 per share, the market price on the date of grant, pursuant to the 2005 Stock Option Plan. On June 17, 2005, pursuant to a consulting agreement dated that date and which replaced an employment agreement, the Company issued to a principal stockholder and former chief executive officer of the Company, an option to purchase 2,000,000 shares of Common Stock at $.65 per share (see Note 8.(a)). Using the Black-Scholes option valuation formula, these option grants were valued at an aggregate of $708,000 of which $58,000 and $128,000 was expensed during the three and six months ended June 30, 2005, respectively.

6.    2005 Stock Option Plan

      On April 13, 2005 the Company's board of directors adopted and on June 16, 2005, the board of directors amended and restated the 2005 Long-Term Incentive Plan covering 1,870,000 share of common stock (the "2005 Plan"). The 2005 Plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The 2005 Plan is to be administered by a committee of three directors of which a majority is to be independent directors. In the absence of a committee, the plan is administered by the board of directors. Independent directors are not eligible for discretionary options. Each newly elected independent director receives, at the time of his election, a five-year option to purchase 50,000 shares of common stock at the market price on the date of his or her election. In addition, the plan provides for the annual grant of an option to purchase 10,000 shares of common stock on April 1st of each year, commencing April 1, 2006 to each independent director. Pursuant to the 2005 Plan, the Company granted options to purchase an aggregate of 798,628 shares of common stock as of June 30, 2005, including options to purchase 49,314 shares of common stock which vested upon issuance and were issued to each of the former chief executive officer and chief financial officer pursuant to their employment agreements and an option which vests evenly over the related three year employment term to purchase 500,000 shares of common stock to a key marketing executive.

7.    Segment Information

      The Company's operating activity consists of two operating sectors or segments, Advertising and Products. Segment selection is based upon the organizational structure that the Company's management uses to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure. The Advertising sector consists of the placement of advertising, the production of advertising and creative advertising consulting. The Products sector includes all activities related to the sale of the Dermafresh product line and the sale of other products for which the Company has obtained distribution rights. Corporate and general expenses of the Company are allocated to the Company's segments based on an estimate of the proportion that such allocable amounts benefit the segments.

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005
--------------------------------------------------------------------------------

8.    Commitments and Contingencies

(a)   Consulting Agreement

      On June 17, 2005, in connection with the private placement, the Company entered into a consulting agreement with John P. Acunto, Jr. Pursuant to the consulting agreement:

      o Mr. Acunto, who was chairman of the board, chief executive officer and a director, resigned as an officer and director of the Company.

      o Mr. Acunto agreed to serve on a substantially full-time basis as a consultant to the Company with principal emphasis in marketing the Company's advertising and direct mail business for a term of three years and continuing thereafter on a year-to-year basis unless terminated by either Mr. Acunto or the Company on 90 days prior written notice.

      o As compensation for his services, Mr. Acunto received an initial payment of $200,000, and he will receive a non-refundable monthly draw of $17,000 against commissions earned. The $200,000 initial payment will be expensed over the three year term of the consulting agreement, and the $17,000 will be a monthly expense beginning July 2005.

      o The Company agreed to pay Mr. Acunto a commission equal to 5% of the gross profit on covered accounts, as defined in the agreement.

      o The Company granted Mr. Acunto a non-qualified stock option to purchase 2,000,000 shares of common stock at an exercise price of $.65 per share, which is exercisable immediately (subject to an increase in the number of authorized shares of Common Stock) as to 500,000 shares and thereafter in quarterly installments based on the Company's gross profit for the quarter. The fair value of the option, as calculated pursuant to the Black-Scholes option valuation formula approximates $480,000 which will be expensed over the term of the consulting agreement.

      o Mr. Acunto agreed to a restriction on his ability to compete with the Company or solicit its employees or clients.

      o Mr. Acunto agreed and obtained the agreement of his wife not to sell any of the 933,334 shares of common stock that each of them received in the reverse merger in January 2004 prior to June 17, 2007 and that during such two-year period they would not sell any other shares of common stock owned by them except with the limitations of Rule 144 of the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended.

      o Commencing June 17, 2007, Mr. and Mrs. Acunto will continue to be restricted to the Rule 144 limitation as long as they own, in the aggregate, at least 10% of the Company's outstanding common stock.

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005
--------------------------------------------------------------------------------

8.    Commitments and Contingencies (continued)

(a)   Consulting Agreement (continued)

      o Mr. Acunto has the right, during the term of the agreement, to designate one individual reasonably acceptable to the Company to serve as a director provided that such person meets the test for independence under the rules of the Nasdaq Stock Market.

      o The obligations of both Mr. Acunto and the Company under Mr. Acunto's employment agreement were terminated, except for certain specified obligations on Mr. Acunto's part, including his non-disclosure and non-competition covenants.

      Contemporaneously with Mr. Acunto's resignation, Mr. John Cammarano, Jr., who is the Company's president, was elected as chief executive officer and was granted non-qualified stock options to purchase 800,000 shares of common stock at $.65 per share. Mr. Cammarano will continue to serve as the Company's president. The intrinsic value of the option issued to Mr. Cammarano approximates $8,000 which will be expensed as the option vests. Mr. Cammarano's annual compensation was increased to $250,000, effective June 17, 2005.

(b)   Employment Agreements

      As of June 27, 2005, the Comapny entered into a three-year employment agreement with a key marketing employee at an annual salary of $145,000. In connection with her employment, the Company granted her an option to purchase 500,000 shares of Common Stock pursuant to the 2005 Plan at an exercise price of $.65.

      Mr. John C. Cammarano, Jr., president and, effective June 17, 2005, chief executive officer, and Mr. Anton Lee Wingeier, chief financial officer, each agreed that (i) he would not publicly sell any shares of the Company's common stock during the two-year period commencing on the date of the purchase agreement, (ii) notwithstanding any contrary provisions of any employment agreement or other understanding, he will not receive any bonus except for a bonus based on growth in earnings per share as determined by a compensation committee of the board of directors the majority of members of which are independent directors and (iii) in the event of a termination of his employment, other than a termination by us that is not for cause or as a result of his death or disability, his severance will not exceed one year's compensation.

(c)   Litigation

      The Company is involved from time to time in routine legal matters incidental to the business. Based upon available information, the Company believes that the resolution of such matters will not have a material adverse effect on the financial statements, financial position or results of operations.

      On or about November 5, 2004, Plan*It Strategic Marketing, Inc. commenced an action in the Circuit Court, Palm Beach County, Florida against the Company, its subsidiary Dermafresh, Inc., John Cammarano, and others, including Think Tek, Inc., the company that sold Dermafresh, Inc. and the Dermafresh microdermabrasion product to the Company, claiming that the sale to the Company violated an agreement between the plaintiff and Think Tek, Inc. Mr. Cammarano became the Company's president subsequent to the Company's acquisition of Dermafresh, Inc., and was an officer, director and stockholder of Dermafresh, Inc. at the time Dermafresh, Inc. was sold to the Company. The plaintiff is seeking monetary damages and equitable relief, including a temporary and permanent injunction, rescission and the imposition of an equitable trust. A hearing on plaintiff's request for a temporary injunction was held on November 15, 2004. On November 16, 2004, the Company received notice from the Circuit Court, Palm Beach County, that the plaintiff's motion for temporary injunction was denied. On July 8, 2005, our litigation with Plan*It Strategic Marketing, Inc. was dismissed with prejudice following our payment of $25,000, which was expensed in the second quarter of 2005.

9.    Subsequent Event

      On August 10, 2005, Mr. Harlan I. Press and Mr. Jerry Horowitz were elected to the board of directors and Mr. Lee Wingeier resigned as a director. Since the Company's by-laws provide for only three directors, Mr. Wingeier resigned in order that a majority of the Company's directors could be independent directors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

      This Quarterly Report of Adsouth Partners, Inc. on Form 10-QSB, including this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed under "Risk Factors" in our Form 10-KSB annual report for the year ended December 31, 2004 and those described in any other filings which we make with the SEC, as well as the disclosure contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-KSB for 2004 and the Form 10-QSB for the quarter ended June 30, 2005. In addition, such statements could be affected by risks and uncertainties related to our financial conditions, the availability of financing, the ability to generate clients and revenue for the direct response marketing business and the ability to successfully develop our products business and other factors which affect the industries in which we conduct business, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

      The important factors that could cause actual results to differ from those in the forward-looking statements herein (the "cautionary statements") are more fully described in our Form 10-KSB for the year ended December 31, 2004, in our registration statement on Form SB-2, which was declared effective by the SEC on August 3, 2005 and in any other filings we make with the SEC.

      Investors should evaluate any statements made by the Company in light of these important factors.

Introduction

      We are in two distinct business sectors or segments - advertising and product sales. Our advertising sector includes the placement of advertising in different media, the production of direct marketing commercials, and the planning and implementation of direct marketing programs for our clients. Both our revenue and our gross margins reflect services in addition to those of a typical advertising agency since the gross margin on advertising revenue is typically a percentage of the amount paid for the advertisement. To the extent that we are able to provide additional services, our margins can improve. Our advertising clients are generally smaller companies, many of which may be undercapitalized, and that require services in addition to those of a typical advertising agency. In 2004, a major client, that accounted for approximately 67% of our total revenue in 2004, because of economic conditions affecting its business, was unable to pay a significant portion of the money it owed us.

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

      In April 2005, we introduced the Simon Solutions lip enhancement product that is endorsed by Pamela Sue Anderson.

      We have no manufacturing or production facilities, and we purchase our products from third parties. The price we pay for our products is affected by the amount of our purchases. To the extent that we increase our volume we may be able to take advantage of more favorable pricing for the products we sell. Other than products that we own, we have exclusive distribution rights for only a short term.

      Our available cash has affected our ability to purchase products and generate sales. Although we have a factoring agreement, we can only receive funds under that agreement after we have shipped goods pursuant to purchase orders and generated accounts receivable. We do not have a credit facility which would enable us to purchase inventory in order to fill orders we have received. The lack of inventory financing together with the failure of a major advertising client to pay a significant receivable impaired our ability to purchase inventory and make sales during the fourth quarter of 2004 and the first month and a half of 2005. The receipt of net proceeds of approximately $700,000 in mid February 2005 enabled us to increase our purchases of inventory, resulting in increased sales, particularly sales for the lip enhancement product, which was introduced in April 2005.

      The terms on which we sell products to retailers provide for payment from 30 to 60 days from shipment. Generally, our product and packaging purchases require us to pay a deposit ranging from 25% to 50% of the purchase price with the balance being due 30 to 60 days from the shipment date. As a result of these terms, we are required to pay for a significant portion of our cost of goods in advance of receiving payment from our retail customers. In order to shorten the time period in which we receive cash on our retail shipments we have sold invoices of certain of our retail customers to a factoring company. The terms of our factoring agreement allow us to receive an advance payment of 80% of the invoice amounts for approved customers. However, under the agreement with the factor, we do not receive any funds from the factor until the products are shipped and invoiced. We believe that the money we raised in our private placements during the first half of 2005 will provide us with sufficient cash to enable us meet our estimated cash requirements, including the purchase of inventory, at least through June 2006.

      All of our present distribution agreements have terms of one or two years, and some include extension rights if volume levels are reached. One of these agreements, the agreement with Simon Solutions, permits either party to terminate the agreement on six months notice. As a result, if we are successful in selling a product, we may not be able to take advantage of the good will that we have built up for the products unless we are able to obtain an extension of our distribution rights. Because of the short-term nature of our distribution rights, we must continually obtain rights to new products and successfully market these products if we are to be successful over the long term.

      When discussing our performance, we discuss loss before non-cash stock-based compensation which is a non-GAAP financial measure.

      In connection with a private placement in June of 2005, John P. Acunto, Jr. resigned as an officer and director and we entered into a consulting agreement with him. Mr. Acunto's consulting agreement provided for an initial payment of $200,000, which will be amortized over the three year term of the consulting agreement, and granted him a non-qualified stock option to purchase 2,000,000 shares of common stock at an exercise price of $.65 per share. Because Mr. Acunto is a consultant rather than an employee, the fair value of the option, as calculated pursuant to the Black-Scholes option valuation formula approximates $480,000, and will be amortized over the term of the consulting agreement. We also granted Mr. Cammarano an option to purchase 800,000 shares of common stock at an exercise price of $.65 per share. The value of the option, as calculated using the intrinsic value method approximates $8,000, and will be expensed as the option vests.

Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that are complex and those that require significant judgments and estimates in the preparation of our financial statements, including the following: recognition of revenues, accounting for stock-based compensation, and accounting for income taxes. We rely on historical experience and on other assumptions we believe to be reasonable under the circumstances in making our judgment and estimates. Actual results could differ materially from those estimates. There have been no significant changes in the assumptions, estimates and judgments in the preparation of these financial statements from the assumptions, estimates and judgments used in the preparation of our 2004 audited financial statements.

Revenue Recognition

      We derive revenue from; (i) the placement of advertising in television, internet and print media outlets; (ii) the production of advertising content including television commercials, print advertising and other graphics design literature; (iii) advertising and marketing consulting services; and (iv) the sale of products. Our advertising services revenue is derived from billings that are earned when the media is placed, from fees earned as advertising services are performed and from production services rendered. In addition, incentive amounts may be earned based on qualitative and/or quantitative criteria. In the case of media placements, revenue is recognized as the media placements appear. We are the primary obligor and carry all of the credit risk for the media placements and accordingly, record the full amount of such billings from the media placements as revenue in accordance with Emerging Issues Task Force Issue No. 99-19. In the case of consulting and production arrangements, the revenue is recognized as the services are performed. Our creative consulting revenue is generally earned on a fee basis, and in certain cases incentive amounts may also be earned. As with fee arrangements in advertising, such revenue is recognized as the work is performed. Incentive amounts for advertising and marketing services are recognized upon satisfaction of the qualitative and/or quantitative criteria, as set out in the relevant client contract. Deferred revenues are recognized as a liability when billings are received in advance of the date when revenues are earned. Revenues from the sale of products are recognized upon the shipment of the goods being sold and are net of estimated returns and other promotional allowances.

Stock-Based Compensation

      Our most significant expense in the first half of 2004 was $3,903,000 of non-cash stock based compensation expense representing the fair value of common stock that was granted to employees, including officers, and consultants during 2004. The stock grants were used to obtain consulting services from third parties and to attract qualified employees..

      In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment." Statement 123(R) will provide investors and other users of financial statements with more complete financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities that are small business issuers will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. Currently we recognize the expense of options or similar instruments issued to employees using the intrinsic value based method. Beginning with the first quarter of 2006, we will be required to recognize expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments.

Income Taxes

      We provide for federal and state income taxes currently payable, as well as for those deferred because of temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. The effect of a change in tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income taxes to the amount that is more likely than not to be realized. As of December 31, 2004, we had net operating loss carry-forwards approximating $1,641,000. Pursuant to Section 382 of the Internal Revenue Code, utilization of these losses may be limited in the event of a change in control, as defined in the Treasury regulations. There was no tax benefit or expense for the three and six month periods ended June 30, 2005.

New Accounting Pronouncements

      In October 2004, the Financial Accounting Standards Board ("FASB") ratified the consensus reached in Emerging Issues Task Forces ("EITF") Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Shares." The EITF states that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have an effect on the Company's financial statements for the three and six months ended June 30, 2005 as such convertible instruments would have been anti-dilutive. Such convertible instruments may dilute earnings per share, if any, in the future.

      In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for the accounting for and reporting of a change in accounting principle. SFAS 154 requires that the cumulative effect of voluntarily changing to a new accounting principle be applied retrospectively to prior period financial statements. Prior to the effective date of SFAS 154, the cumulative effect of voluntarily changing to a new accounting principle was included in the operating results of the period in which such change was adopted. SFAS 154 is effective for fiscal years beginning after December 15, 2005. We expect that the adoption of the foregoing new statement will not have a significant impact on our financial statements.

Results of Operations

      The following table sets forth selected financial information for our two operating segments for the three and six months ended June 30, 2005 and 2004.

                                      Advertising      Products         Total
-----------------------------------------------------------------------------
Three Months Ended June 30, 2005:
  Revenues                            $   277,000   $ 1,163,000   $ 1,440,000
  Costs and expenses (excluding
   non cash stock based
   compensation expense and
   non-recurring payments)               (532,000)   (1,355,000)   (1,887,000)
-----------------------------------------------------------------------------
                                         (255,000)     (192,000)     (447,000)
  Payments to settle arbitration
   and litigation matters                (100,000)      (25,000)     (125,000)
  Non cash stock based
   compensation                           (20,000)      (38,000)      (58,000)
-----------------------------------------------------------------------------
  Operating loss                         (375,000)     (255,000)     (630,000)
  Interest expense and factor
   discounts                              (42,000)     (114,000)     (156,000)
  Loss on early debt
   extinguishment                        (179,000)     (357,000)     (536,000)
-----------------------------------------------------------------------------
  Net loss                            $  (596,000)  $  (726,000)  $(1,322,000)
=============================================================================

Three Months Ended June 30, 2004:
  Revenues                            $ 1,481,000   $     6,000   $ 1,487,000
  Costs and expenses (excluding
   non cash stock based
   compensation)                         (870,000)     (153,000)   (1,023,000)
-----------------------------------------------------------------------------
                                          611,000      (147,000)      464,000
  Non cash stock based
   compensation                          (142,000)      (71,000)     (213,000)
-----------------------------------------------------------------------------
  Net income (loss)                   $   469,000   $  (218,000)  $   251,000
=============================================================================

                                      Advertising      Products         Total
-----------------------------------------------------------------------------
Six Months Ended June 30, 2005:
  Revenues                            $   692,000   $ 2,469,000   $ 3,161,000
  Costs and expenses (excluding
   non cash stock based
   compensation expense and
   non-recurring payments)             (1,053,000)   (2,309,000)   (3,362,000)
-----------------------------------------------------------------------------
                                         (361,000)      160,000      (201,000)
  Payments to settle arbitration
   and litigation matters                (100,000)      (25,000)     (125,000)
  Non cash stock based
   compensation                           (43,000)      (85,000)     (128,000)
-----------------------------------------------------------------------------
  Operating (loss) income                (504,000)       50,000      (454,000)
  Interest expense and factor
   discounts                              (66,000)     (175,000)     (241,000)
  Loss on early debt
   extinguishment                        (179,000)     (357,000)     (536,000)
-----------------------------------------------------------------------------
  Net loss                            $  (749,000)  $  (482,000)  $(1,231,000)
=============================================================================

Six Months Ended June 30, 2004:
  Revenues                            $ 1,856,000   $     6,000   $ 1,862,000
  Costs and expenses (excluding
   non cash stock based
   compensation expense)               (1,341,000)     (242,000)   (1,583,000)
-----------------------------------------------------------------------------
                                          515,000      (236,000)      279,000
  Non cash stock based
   compensation                        (3,328,000)     (575,000)   (3,903,000)
-----------------------------------------------------------------------------
  Operating loss                       (2,813,000)     (811,000)   (3,624,000)
  Loss on sale of marketable
   securities                             (10,000)           --       (10,000)
-----------------------------------------------------------------------------
  Net loss                            $(2,823,000)  $  (811,000)  $(3,634,000)
=============================================================================

Advertising

      Advertising revenues in the second quarter of 2005 decreased $1,204,000, or 81%, to $277,000, compared to $1,481,000 for the second quarter of 2004. During the second quarter of 2005, marketing, consulting and media placement services revenues were generated from eight customers of which 41% was from NVE Pharmaceuticals, Inc., 29% was from Simon Cosmetics LLC and 20% was from SinoFresh Healthcare, Inc. Substantially all of the advertising revenues for the second quarter of 2004 were from Gameznflix, Inc., which is no longer a client. The principal cost of revenue in the advertising segment is media placement and production costs, which decreased $364,000, or 65%, from $556,000 in the second quarter of 2004 to $192,000 for the second quarter of 2005. The advertising revenues in the second quarter of 2005 compared to the second quarter of 2004 were more heavily concentrated in media placement as compared to commercial production which resulted in a lower overall return from 62% to 31%.

      Advertising revenues in the first half of 2005 decreased $1,164,000, or 62%, to $692,000, compared to $1,856,000 for the first half of 2004. During the first half of 2005, marketing, consulting and media placement services revenues were generated from fourteen customers of which 56% was from SinoFresh Healthcare, Inc., 16% was from NVE Pharmaceuticals, Inc. and 12% was from Simon Cosmetics LLC. Substantially all of the advertising revenues for the first half of 2004 were from Gameznflix, Inc., which is no longer a client. The media placement and production costs decreased $286,000, or 38%, from $759,000 in the first half of 2004 to $473,000 for the first half of 2005. The advertising revenues in the first half of 2005 compared to the first half of 2004 were more heavily concentrated in media placement as compared to commercial production which resulted in a lower overall return from 59% to 32%.

      We are continuing our efforts to broaden our customer base for the advertising segment, and we are seeking to use our advertising program for our product division as a promotion for our advertising services for other potential new direct response marketing clients.

      Selling, administrative and other expenses for the second quarter of 2005 for our advertising segment were $460,000, compared to $456,000 for the second quarter of 2004, an increase of $4,000. Advertising's operating expenses during the second quarter of 2004 include $142,000 of non-cash stock-based compensation expense which resulted from the issuance of stock grants to our officers and other key employees and stock option grants that to consultants, compared to $20,000 for the second quarter of 2005. The second quarter's selling, general and administrative expense of the Advertising segment includes $100,000 related to an arbitration settlement with the Screen Actors Guild. Other significant components of advertising's selling, general and other expenses for the second quarter of 2005 includes $182,000 of salaries and related payroll taxes, $27,000 of travel and entertainment expense, $23,000 of occupancy costs and $32,000 of legal and accounting fees. Significant components of advertising's selling, general and other expenses, other than the $142,000 of non-cash stock-based compensation expense, for the second quarter of 2004 includes $124,000 of salaries and related payroll taxes, $55,000 of travel and entertainment expense, and $5,000 of legal and accounting fees.

      Selling, administrative and other expenses for the first half of 2005 for our advertising segment were $723,000, compared to $3,910,000 for the first half of 2004, a decrease of $3,187,000. Advertising's operating expenses during the first half of 2004 include $3,328,000 of non-cash stock-based compensation expense compared to $43,000 for the first half of 2005. Other significant components of advertising's selling, general and other expenses for the first half of 2005 includes $100,000 for the settlement with the Screen Actors Guild, $296,000 of salaries and related payroll taxes, $66,000 of travel and entertainment expense, $46,000 of occupancy costs and $48,000 of legal and accounting fees. Significant components of advertising's selling, general and other expenses, other than the $3,324,000 of non-cash stock-based compensation expense, for the second quarter of 2004 includes $295,000 of salaries and related payroll taxes, $97,000 of travel and entertainment expense, and $66,000 of legal and accounting fees.

      Advertising's interest expense during the second quarter and first half of 2005 was $42,000 and $66,000, respectively, which relates to the convertible notes that were issued in February and May of 2005 and includes $33,000 and $54,000, respectively, of amortized discount on the convertible note issuance. Advertising did not have interest expense during the second quarter and first half of 2004.

      On June 17, 2005, we completed a private placement of our Series B Preferred Stock of which a portion of the proceeds were used to pay our convertible notes that were issued in February and May 2005. As a result of such early extinguishment, for the second quarter and first half of 2005, the Advertising segment record a loss on early debt extinguishment of $179,000.

      Advertising's net loss for the second quarter of 2005 was $596,000 compared to net income of $469,000 for the second quarter of 2004. Advertising's net loss for the first half of 2005 was $749,000 compared to $2,823,000 for the first half of 2004.

Products

      Our first product was the Dermafresh microdermabrasion kit skin care product, which we acquired in February 2004 and introduced in June 2004. As a result, we did not generate any revenue or incur any expenses from our products until the last month of the second quarter of 2004. Product revenues during the second quarter of 2005 were $1,163,000, of which 27% was from sales to Wal-Mart Store, Inc., 21% was from sales to CVS Corporation, 13% was from sales to Brooks Pharmacies and 13% was from sales to General Nutrition Distribution, L.P. Our cost of revenue for the second quarter of 2005 was $757,000, which resulted in a gross margin of 35%. Product revenues during the first half of 2005 were $2,469,000, of which 29% was from sales to Wal-Mart Store, Inc. and 27% was from sales to CVS Corporation. Our cost of revenue for the first half of 2005 was $1,302,000, which resulted in a gross margin of 47%. Our gross margin on product sales for the second quarter of 2005 was lower than the gross margin for the first quarter of 2005 which was 58%. Our product shipments during the first quarter of 2005 included a higher concentration of direct response sales than during the second quarter of 2005. We generate higher per unit sales prices on direct response sales than our wholesale prices to our retail customers resulting in a greater gross margin. In addition, during the second quarter of 2005, as compared to the first quarter of 2005, we sold a greater concentration of the Lip Solution product as opposed to the Dermafresh line of products and our margin on the Lip Solution Product is significantly lower than on our other products due to higher costs. Further, one of our retail customers was given a lower price per unit on the Lip Solution during the second quarter of 2005 from the price they were charged during the first quarter of 2005. The overall decline in gross revenues from the first quarter to the second quarter of 2005 of $143,000, was due to the fact that approximately $161,000 of two products were shipped to two large national retailers on a pay on scan basis. As a result, we do not recognize sales until such retailers sell the items to the consumers. We believe that it was important to establish a presence for our products in such markets and that the ultimate sell through by such pay on scan retailers will help us achieve our long-term sales objectives.

      The product sector's selling, administrative and other expense for the second quarter of 2005 was $661,000 compared to $223,000 for the second quarter of 2004. Significant components of these expenses for the second quarter of 2005 include $211,000 of salaries and related payroll taxes, $48,000 of sales commissions and royalties, $134,000 of advertising expense, $22,000 of occupancy costs, $29,000 of indirect warehousing and order processing costs, $38,000 from the amortization of deferred stock-based compensation expense, $25,000 from the settlement of litigation and $59,000 of legal and accounting fees. The product sector's selling, administrative expenses for the second quarter of 2004 include $71,000 from the amortization of deferred stock-based compensation expense, $60,000 of salaries and related payroll taxes, $29,000 of advertising expense, $5,000 of legal and accounting fees and $18,000 of indirect warehousing costs.

      The product sector's selling, administrative and other expense for the first half of 2005 was $1,117,000 compared to $816,000 for the first half of 2004. Significant components of these expenses for the first half of 2005 include $404,000 of salaries and related payroll taxes, $91,000 of sales commissions and royalties, $153,000 of advertising expense, $37,000 of occupancy costs, $54,000 of indirect warehousing and order processing costs, $85,000 from the amortization of deferred stock-based compensation expense and $101,000 of legal and accounting fees. The product sector's selling, administrative expenses for the first half of 2004 include $575,000 from the amortization of deferred stock-based compensation expense, $25,000 from the settlement of litigation, $62,000 from salaries and related payroll taxes, $29,000 from advertising expense, $5,000 from legal and accounting fees and $18,000 from indirect warehousing costs.

      The product sector's interest expense during the second quarter and first half of 2005 was $90,000 and $143,000, respectively, which relates primarily to the convertible notes that were issued in February and May of 2005 and includes $68,000 and $106,000, respectively, of amortized discount on the convertible note issuance. The product sector did not have interest expense during the second quarter and first half of 2004.

      Discounts on receivables sold to a factor were $24,000 and $32,000, respectively, for the second quarter and first half of 2005. We pay a variable discount of a base rate, as quoted from time to time by the factoring company, plus 2% on the amounts that are initially advanced to us for the period of time that such amounts remain outstanding. The effective rate of the variable discount as of June 30, 2005 was 7.75%. During the second quarter and first half of 2005, we sold $1,045,000 and $1,366,000, respectively, of receivables to the factor.

      On June 17, 2005, we completed a private placement of our Series B Preferred Stock of which a portion of the proceeds were used to pay all our convertible notes that were issued in February and May 2005. As a result of such early extinguishment, for the second quarter and first half of 2005, the product sector recorded a loss on early debt extinguishment of $357,000.

      The product sector's net loss for the second quarter of 2005 was $726,000 compared to $218,000 for the second quarter of 2004. The product sector's net loss for the first half of 2005 was $482,000 compared to $811,000 for the first half of 2004.

Overall

      As a result of the foregoing, we incurred a consolidated net loss for the second quarter of 2005 of $1,322,000 as contrasted with net income of $251,000 for the second quarter of 2004 and a consolidated net loss for the first half of 2005 of $1,231,000 as contrasted with $3,634,000 for the first half of 2004. In connection with the private placement completed on June 17, 2005, the fair value of the securities issued (including the preferred stock and warrants to purchase common stock) when compared to the net proceeds resulted in a beneficial conversion feature that approximated $1,344,000. For purposes of calculating the net loss attributable to common stockholders, such beneficial conversion feature is considered a deemed dividend and is deducted from the net loss for purposes of calculating basic and fully diluted loss per share. As a result of the deemed dividend, the net loss attributable to common stockholders for the second quarter and first half of 2005 was $2,666,000 and $2,575,000, respectively, and the basic and fully diluted loss for such periods was $.33 and $.34, respectively.

Financial Condition

      At June 30, 2005, we had available working capital of approximately $1,374,000 compared to a working capital deficiency of $916,000 at December 31, 2004. The following table details changes in components of working capital during the first half of 2005.

                                         June 30,    December 31,
                                           2005          2004           Change
                                           ----          ----           ------
Cash                                  $   659,000    $    38,000    $   621,000
Certificate of deposit
 (restricted)                             102,000        100,000          2,000
Accounts receivable - net                 767,000         36,000        731,000
Due from factor                           101,000             --        101,000
Inventory                                 619,000        186,000        433,000
Marketable securities                      76,000             --         76,000
Other current assets                      294,000         34,000        260,000
Accounts payable                         (910,000)      (475,000)      (435,000)
Accrued salaries and
 payroll taxes                           (146,000)      (261,000)       115,000
Current debt                             (110,000)      (354,000)       244,000
Other current liabilities                 (78,000)      (220,000)       142,000
-------------------------------------------------------------------------------
Working capital (deficiency)          $ 1,374,000    $  (916,000)   $ 2,290,000
===============================================================================

      The most significant increases to working capital were accounts receivable and cash. At June 30, 2005, 49%, 25% and 11% of our accounts receivable were due from Wal-Mart Store, Inc., CVS Corporation and NVE Pharmaceuticals, Inc., respectively. During the last three months of 2004 product shipments were not significant and all but $36,000 of the invoices related to 2004 shipments had been collected as of December 31, 2004. During the first half of 2005 product shipments were $2,469,000, of which $608,000 was shipped in June 2005 and were included in outstanding receivables as of June 30, 2005. During July 2005, approximately $429,000 of the June 30, 2005 receivables was sold to our factor. The increase in cash reflected the receipt of the net proceeds from our private placements of securities during the first half of 2005.

      On September 22, 2004, we executed an agreement with our factor pursuant to which we may sell qualified receivables without recourse to us. We pay a fixed discount of 1% of the gross amount of any receivables sold and are advanced 80% of the gross amount of such receivables. The remaining 20% of the gross amount of any receivables sold is held as a reserve by the factoring company until such time as the receivable is collected by the factoring company. We pay a variable discount of a base rate, as quoted from time to time by the factoring company, plus 2% on the amounts that are initially advanced to us until the factor collects the receivable from the customer. The effective rate of the variable discount as of June 30, 2005 was 7.75%. During the first half of 2005, we sold $1,366,000 of receivables to the factor.

      The terms that we have with the retailers for our product shipments range from 30 to 60 days from shipment. We generally receive advance deposits from our advertising clients, which are treated as deferred revenue until the airing or on-sale dates.

      The increase in our inventory is due primarily to purchases of our lip solution product which we sell pursuant to an exclusive distribution agreement with Simon Cosmetics and which we formally introduced in April 2005.

      The increase in other current assets is from deposits to media companies for advertising and to vendors for product purchases.

      The significant increase in accounts payable is due to primarily to our increased purchases of inventory as well as payments due to media placement agencies for the advertising we placed for our Product's sector during the first half of 2005. Generally, our product and packaging suppliers require us to pay a deposit ranging from 25% to 50% of the purchase price with the balance being due 30 to 60 days from the shipment date. Media placement costs for television advertising generally require full payment in advance of the airing dates. Media placement costs for print media require us to pay deposits of 25% to 50% with the balance being due prior to the on-sale or distribution date of the materials in which the ads are placed. Deposits which are paid in advance to our vendors are included in prepaid and other assets.

      Current debt decreased by $244,000. During the first half months of 2005 we repaid a $250,000 promissory note which was issued in July 2004. In addition, during the first half of 2005 we obtained a vehicle loan of which the current portion is $6,000 as of June 30, 2005. As of June 30, 2005, the outstanding balance on our bank line-of-credit is $100,000. The bank line-of-credit expired on July 8, 2005 and was renewed by the bank until July 8, 2006, and is fully collateralized with a $100,000 certificate of deposit held by the bank.

      In February, May and June we received net proceeds, after payment of brokerage and legal fees, of approximately $3.3 million from the sale of our securities. Although we believe that these financing will provide us with sufficient funds to enable us to continue our operations at least through mid 2006, it is possible that we may require additional funds before that time, and we cannot assure you that we will be able to raise any funds which we may require. The terms of our private placement completed in June 2005 may make it difficult to raise funds from any other source.

Guidance and Outlook

      Providing long-term future guidance continues to be challenging. The economy is improving, but still remains difficult to forecast. While we anticipate the Company's second half of calendar 2005 to be strong, we are decreasing our previously-issued guidance for revenues, and we are suspending any guidance on earnings. Based on our orders in house and anticipated orders, we believe that our revenue for 2005 will be at least $12 million. The decline in previously issued guidance is primarily attributable to the following factors in addition to general economic factors

      o delays in anticipated product introductions, which is reflected in both a lower level of revenues and expenses incurred in connection with the new product lines that are not absorbed by revenue;

      o     delays in expanding our advertising customer base;

      o changes in management and sales personnel, including the sudden death of our vice-president of sales

      o an increase in actual product shipments that are made pursuant to terms which result in revenue not being recognized by us until the products have been sold by the retailer to its consumers. We believe that it is important to establish a presence for our products in such markets and that the ultimate sell through by the retailers will help us establish new accounts and expand our existing relationships in the retail market place.

      o Non-cash charges resulting from the terms of our private placements during the first half of 2005, which are reflected in our financial statements for the first half of 2005 and may have an impact in subsequent quarters.

      Since we are a small but growing company, the effect of any of these factors on our operations may be magnified, since we do not have a sustained base of revenue and earnings.


Item 3. Controls and Procedures

      The Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

      During the quarterly period covered by this report, there were no changes in our internal controls over financial reporting that materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

      On July 8, 2005, our previously-reported litigation with Plan*It Strategic Marketing, Inc. was settled by our payment of $25,000 and the action was dismissed.

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

                        ADSOUTH PARTNERS, INC.

/S/ John Cammarano      Chief Executive Officer and       August 15, 2005
                        Director
                        (Principal Executive and
                        Accounting Officer)

/S/ Anton Lee Wingeier  Chief Financial Officer           August 15, 2005
                        (Chief Accounting Officer)