Form 10QSB
period 2005-09-30
ADSOUTH PARTNERS, INC.
filed 2005-11-15
CIK 1158235

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2005

Commission File Number 0-33135

ADSOUTH PARTNERS, INC.
(Name of small business issuer as specified in its charter)

Nevada	68-0448219
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1141 S. Rogers Circle, Suite 11, Boca Raton, FL 33487
(Address of principal executive offices)

(561) 750-0410
(Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 14, 2005 there are 8,197,820 shares of the par value $.0001 common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

ADSOUTH PARTNERS, INC.
Index

PART I. FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

UNAUDITED CONDENSED SECTOR STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004	3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004	4

UNAUDITED CONDENSED SECTOR BALANCE SHEET AS OF SEPTEMBER 30, 2005	5-6

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2005	7

UNAUDITED CONDENSED SECTOR STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004	8

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004	9-10

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005	11

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS	12-20

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS	21-28

ITEM 3. CONTROLS AND PROCEDURES	29

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	29

PART II OTHER INFORMATION	29

ITEM 5. OTHER INFORMATION	30

ITEM 6. EXHIBITS	30

SIGNATURES	30

CERTIFICATIONS	31-33

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ADSOUTH PARTNERS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED SECTOR STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2 0 0 5	2 0 0 4	2 0 0 5	2 0 0 4
ADVERTISING
Revenues	$5,063,000	$1,028,000	$5,755,000	$2,884,000
Cost and expenses:
Media placement and production costs	3,658,000	214,000	4,131,000	973,000
Selling, administrative and other expense
(includes stock based compensation
expense for the three months ended
September 30, 2005 and 2004 of $49,000
and $175,000, respectively, and for
the nine months ended September 30, 2005
and 2004 of $92,000
and $3,503,000, respectively)	754,000	763,000	1,477,000	4,673,000
Total costs and expenses	4,412,000	977,000	5,608,000	5,646,000
Operating income (loss) - Advertising	651,000	51,000	147,000	(2,762,000)
Interest income	1,000	--	1,000	--
Interest expense	(1,000)	--	(67,000)	--
Loss on sale of marketable securities	--	--	--	(10,000)
Loss on early debt extinguishment	--	--	(179,000)	--
Net income (loss) - Advertising	651,000	51,000	(98,000)	(2,772,000)

PRODUCTS
Revenues	1,452,000	922,000	3,921,000	928,000
Cost and expenses:
Cost of sales	823,000	432,000	2,125,000	433,000
Selling, administrative and other expense
(includes stock based compensation expense
for the three months ended
September 30, 2005 and 2004 of
$19,000 and $87,000, respectively,
and for the nine months ended September 30,
2005 and 2004 of $104,000
and $663,000, respectively)	443,000	418,000	1,560,000	1,234,000
Total costs and expenses	1,266,000	850,000	3,685,000	1,667,000
Operating income (loss) - Products	186,000	72,000	236,000	(739,000)
Interest income	2,000	--	2,000	--
Discount on receivables sold to factor	(21,000)	--	(53,000)	--
Interest expense	(2,000)	(16,000)	(145,000)	(16,000)
Loss on early debt extinguishment	--	--	(357,000)	--
Net income (loss) - Products	165,000	56,000	(317,000)	(755,000)
TOTAL COMPANY
Net income (loss)	$816,000	$107,000	(415,000)	(3,527,000)
Deemed dividend-Series B Preferred Stock	--	--	(1,344,000)	--
Net income (loss) attributable
to common stockholders	$816,000	$107,000	$(1,759,000)	$(3,527,000)
AMOUNTS PER SHARE OF COMMON STOCK
Earnings (loss) per common share:
Basic	$0.11	$0.02	$(0.23)	$(0.65)
Diluted	$0.04	$0.02	$(0.23)	$(0.65)
Weighted average number of common shares:
Basic	7,659,881	5,869,881	7,553,349	5,411,084
Diluted	18,897,793	6,090,569	7,553,349	5,411,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADSOUTH PARTNERS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2 0 0 5	2 0 0 4	2 0 0 5	2 0 0 4
Revenues:
Advertising	$5,063,000	$1,028,000	$5,755,000	$2,884,000
Products	1,452,000	922,000	3,921,000	928,000
Total revenues	6,515,000	1,950,000	9,676,000	3,812,000
Cost and expenses:
Media placement and production costs	3,658,000	214,000	4,131,000	973,000
Cost of sales	823,000	432,000	2,125,000	433,000
Selling, administrative and other expense
(Includes stock based compensation expense
for the three months ended September 30, 2005
and 2004 of $68,000 and $262,000, respectively,
and for the nine months ended September 30, 2005
and 2004 of $196,000 and $4,166,000
respectively)	1,197,000	1,181,000	3,037,000	5,907,000
Total costs and expenses	5,678,000	1,827,000	9,293,000	7,313,000
Operating income (loss)	837,000	123,000	383,000	(3,501,000)
Interest income	3,000	--	3,000	--
Loss on sale of marketable securities	--	--	--	(10,000)
Discount on receivables sold to factor	(21,000)	--	(53,000)	--
Interest expense	(3,000)	(16,000)	(212,000)	(16,000)
Loss on early debt extinguishment	--	--	(536,000)	--
Net (loss) income	816,000	$107,000	(415,000)	(3,527,000)
Deemed dividend-Series B Preferred Stock	--	--	(1,344,000)	--
Net (loss) income attributable
to common stockholders	$816,000	$107,000	$(1,759,000)	$(3,527,000)
AMOUNTS PER SHARE OF COMMON STOCK
Earnings (loss) per common share:
Basic	$0.11	$0.02	$(0.23)	$(0.65)
Diluted	$0.04	$0.02	$(0.23)	$(0.65)
Weighted average number of common shares:
Basic	7,659,881	5,869,881	7,553,349	5,411,084
Diluted	18,897,793	6,090,569	7,553,349	5,411,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADSOUTH PARTNERS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED SECTOR BALANCE SHEET

September 30, 2 0 0 5
Assets:
ADVERTISING
Current Assets:
Cash	$845,000
Certificate of deposit (restricted)	102,000
Accounts receivable, net	91,000
Marketable securities	33,000
Current portion of deferred charge, related party	67,000
Prepaid media	468,000
Prepaid expense and other current assets	102,000
Total Current Assets-Advertising	1,708,000
Property and equipment, net	135,000
Deferred charge, related party	117,000
Deposits	124,000
Total Assets-Advertising	2,084,000
PRODUCTS
Current Assets:
Accounts receivable, net	595,000
Due from factor	234,000
Inventory	986,000
Prepaid expense and other current assets	253,000
Total Current Assets-Products	2,068,000
Property and equipment, net	48,000
Investment in product line rights, net	154,000
Deposits	24,000
Total Assets-Products	2,294,000
Total Assets	$4,378,000
Liabilities and Stockholders' Equity
ADVERTISING
Current Liabilities:
Accounts payable	$128,000
Accrued salaries and payroll taxes	9,000
Deferred revenues	655,000
Accrued expenses and other current liabilities	105,000
Current portion of notes payable	5,000
Current portion of capital lease obligations	3,000
Total Current Liabilities - Advertising	905,000
Notes payable, net of current portion	11,000
Capital lease obligations, net of current portion	12,000
Total Liabilities - Advertising	928,000
PRODUCTS
Current Liabilities:
Accounts payable	603,000
Accrued salaries and payroll taxes	20,000
Accrued expenses and other current liabilities	86,000
Bank line of credit	100,000
Current portion of notes payable	11,000
Current portion of capital lease obligations	1,000
Total Current Liabilities - Products	821,000
Notes payable, net of current portion	30,000
Capital lease obligations, net of current portion	3,000
Total Liabilities - Products	854,000
Total Liabilities	1,782,000

The accompanying notes are an integral part of these condensed consolidated financial statements.
Continued

ADSOUTH PARTNERS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED SECTOR BALANCE SHEET

September 30, 2 0 0 5

Commitments and contingencies (see Note 8)
Stockholders' Equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized, 3,500,000 designated as Series A Convertible Preferred Stock, 1,500,000 designated as
Series B Convertible Preferred Stock, 1,226,557 shares of Series B
Preferred Stock issued and
outstanding as of September 30, 2005	--
Common stock, $.0001 par value; 33,333,333 shares authorized;
7,657,599 issued and outstanding as of September 30, 2005	1,000
Additional paid-in-capital	9,493,000
Note receivable, stockholder	(20,000)
Deferred compensation	(512,000)
Accumulated deficit	(6,226,000)
Accumulated other comprehensive loss:
Unrealized loss from available-for-sale securities	(140,000)
Total Stockholders' Equity	2,596,000
Total Liabilities and Stockholders' Equity	$4,378,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADSOUTH PARTNERS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2 0 0 5
Assets:
Current Assets:
Cash	$845,000
Certificate of deposit (restricted)	102,000
Accounts receivable, net	686,000
Due from factor	234,000
Inventory	986,000
Marketable securities	33,000
Current portion of deferred charge, related party	67,000
Prepaid media	468,000
Prepaid expense and other current assets	355,000
Total Current Assets	3,776,000
Property and equipment, net	183,000
Deferred charge, related party	117,000
Investment in product line rights, net	154,000
Deposits	148,000
Total Assets	$4,378,000
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$731,000
Accrued salaries and payroll taxes	29,000
Deferred revenues	655,000
Accrued expenses and other current liabilities	191,000
Bank line of credit	100,000
Current portion of notes payable	16,000
Current portion of capital lease obligations	4,000
Total Current Liabilities	1,726,000
Notes payable, net of current portion	41,000
Capital lease obligations, net of current portion	15,000
Total Liabilities	1,782,000
Commitments and contingencies (see Note 8)
Stockholders' Equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized, 3,500,000 designated as Series A Convertible Preferred Stock, 1,500,000 designated as
Series B Convertible Preferred Stock, 1,226,557 shares of Series B
Preferred Stock issued and
outstanding as of September 30, 2005	--
Common stock, $.0001 par value; 33,333,333 shares authorized;
7,657,599 issued and outstanding as of September 30, 2005	1,000
Additional paid-in-capital	9,493,000
Note receivable, stockholder	(20,000)
Deferred compensation	(512,000)
Accumulated deficit	(6,226,000)
Accumulated other comprehensive loss:
Unrealized loss from available-for-sale securities	(140,000)
Total Stockholders' Equity	2,596,000
Total Liabilities and Stockholders' Equity	$4,378,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADSOUTH PARTNERS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED SECTOR STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2 0 0 5	2 0 0 5	2 0 0 4	2 0 0 4
	Advertising	Products	Advertising	Products
CASH FLOWS-OPERATING ACTIVITIES
Net loss	$(98,000)	$(317,000)	$(2,772,000)	$(755,000)
Adjustments to reconcile net loss
to net cash - operating activities:
Amortization of deferred stock
based compensation	92,000	104,000	3,503,000	663,000
Depreciation	15,000	8,000	5,000	11,000
Amortization of product line rights	--	43,000	--	--
Amortization of debt discount on
convertible notes	53,000	107,000	--	--
Bad debt expense	4,000	--	--	--
Loss from sale of marketable securities	--	--	10,000	--
Loss on early debt extinguishment	179,000	358,000	--	--
Other operating adjustments	--	--	2,000	--
Changes in assets and liabilities:
Accounts receivable	(95,000)	(560,000)	(746,000)	(269,000)
Inventory	--	(800,000)	--	(214,000)
Prepaid expense and other current assets	(569,000)	(220,000)	(313,000)	(14,000)
Deferred charge, related party	(183,000)	--	55,000	--
Accounts payable	24,000	236,000	129,000	477,000
Accrued salaries and payroll taxes	(235,000)	2,000	146,000	38,000
Deferred revenue	604,000	--	--	--
Accrued expenses	108,000	36,000	--	27,000
Net cash - operating activities	(101,000)	(1,003,000)	19,000	(36,000)
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(85,000)	(43,000)	(49,000)	(24,000)
Investment in product line rights	--	--	--	(125,000)
Deposits	(115,000)	(20,000)	(8,000)	(4,000)
Acquisition of marketable securities	--	--	(246,000)	--
Proceeds from sale of marketable securities	--	--	236,000	--
Other investing activities	(2,000)	--	--	--
Net cash - investing activities	(202,000)	(63,000)	(67,000)	(153,000)
CASH FLOWS - FINANCING ACTIVITIES
Deferred financing costs	(80,000)	(160,000)	--	--
Capital lease payments	(3,000)	--	--	--
Proceeds from notes payable	17,000	43,000	--	250,000
Repayment of notes payable	(1,000)	(252,000)	--	--
Proceeds from bank line-of-credit	--	100,000	--	--
Repayments on bank line-of-credit	--	(100,000)	--	--
Due from factor	--	(348,000)	--	(104,000)
Proceeds from the exercise of
stock options and warrants	33,000	107,000	130,000	--
Proceeds from issuance of common stock	--	--	560,000	44,000
Proceeds from issuance of convertible notes	487,000	973,000	--	--
Repayment of convertible notes	(256,000)	(514,000)	--	--
Cash proceeds from issuance of preferred stock	1,603,000	897,000	--	--
Offering costs	(123,000)	(246,000)	--	--
Inter sector advances	(566,000)	566,000	--	--
Net cash - financing activities	1,111,000	1,066,000	690,000	190,000
Net change in cash	808,000	--	642,000	1,000
Cash - beginning of period	37,000	--	16,000	--
Cash - end of period	$845,000	$--	$658,000	$1,000
SUPPLEMENTAL CASH FLOW INFORMATION
Cash during the periods for:
Interest expense	$10,000	$30,000	$--	$16,000
Income taxes	$--	$--	$--	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.
Continued

ADSOUTH PARTNERS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2 0 0 5	2 0 0 4

CASH FLOWS-OPERATING ACTIVIITES
Net loss	$(415,000)	$(3,527,000)
Adjustments to reconcile net loss
to net cash - operating activities:
Amortization of deferred stock
based compensation	196,000	4,166,000
Depreciation	23,000	16,000
Amortization of product line rights	43,000	--
Amortization of debt discount on
convertible notes	160,000	--
Bad debt expense	4,000	--
Loss from sale of marketable securities	--	10,000
Loss on early debt extinguishment	537,000	--
Other operating adjustments	--	2,000
Changes in assets and liabilities:
Accounts receivable	(655,000)	(1,015,000)
Inventory	(800,000)	(214,000)
Prepaid expense and other current assets	(789,000)	(327,000)
Deferred charge, related party	(183,000)	55,000
Accounts payable	260,000	606,000
Accrued salaries and payroll taxes	(233,000)	184,000
Deferred revenues	604,000	--
Accrued expenses	144,000	27,000
Net cash - operating activities	(1,104,000)	(17,000)
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(128,000)	(73,000)
Investment in product line rights	--	(125,000)
Deposits	(135,000)	(12,000)
Acquisition of marketable securities	--	(246,000)
Proceeds from sale of marketable securities	--	236,000
Other investing activities	(2,000)	--
Net cash - investing activities	(265,000)	(220,000)
CASH FLOWS - FINANCING ACTIVITIES
Deferred financing costs	(240,000)	--
Capital lease payments	(3,000)	--
Proceeds from notes payable	60,000	250,000
Repayment of notes payable	(253,000)	--
Proceeds from bank line-of-credit	100,000	--
Repayments on bank line-of-credit	(100,000)	--
Due from factor	(348,000)	(104,000)
Proceeds from the exercise of
stock options and warrants	140,000	130,000
Proceeds from issuance of common stock	--	604,000
Proceeds from issuance of convertible notes	1,460,000	--
Repayment of convertible notes	(770,000)	--
Cash proceeds from issuance of preferred stock	2,500,000	--
Offering costs	(369,000)	--
Net cash - financing activities	2,177,000	880,000
Net change in cash	808,000	643,000
Cash - beginning of period	37,000	16,000
Cash - end of period	$845,000	$659,000
SUPPLEMENTAL CASH FLOW INFORMATION
Cash during the periods for:
Interest expense	$40,000	$16,000
Income taxes	$--	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continued

ADSOUTH PARTNERS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED SECTOR STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES

During the Nine Months Ended September 30, 2005

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

On June 17, 2005, the Company issued 300,633 shares of Series B Convertible Preferred stock in exchange for $800,000 of convertible notes principal and $12,000 of interest accrued thereon.

During 2005, the Company issued options to consultants which, using the Black-Scholes option valuation formula, had an aggregate value of $708,000, which was recorded as an increase to deferred compensation expense. Such deferred compensation expense is being amortized pursuant to the terms of the underlying consulting agreement to which the related options were issued.

During the Nine Months Ended September 30, 2004

On March 31, 2004, the Company sold 333,333 shares of common stock to a related party for $1,000,000 of which $650,000 was paid with the issuance of a promissory note. On June 23, 2004, 145,363 of such shares were returned in cancellation of $635,000 of the related promissory note.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADSOUTH PARTNERS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN (CAPITAL DEFICIENCY) STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

									Accumulated Other Comp-rehensive Loss
	Series B Preferred Stock, Issued and Outstanding	Common Stock, Issued and Outstanding	Preferred Stock, Par Value	Common Stock, Par Value	Additional Paid-in Capital	Deferred Compensation	Note Receivable Stock-holder	Accumulated Deficit	Marketable Securities	Total	Comp-rehensive Loss
Balance at December 31, 2004	--	6,002,214	--	--	$5,274,000	--	($20,000)	($5,811,000)	--	($557,000)
Comprehensive loss:
Net loss	--		--	--	--	--	--	(415,000)	--	(415,000)	($415,000)
Unrealized loss from available-for-sale securities	--	-	--	--	--	--	--	--	($140,000)	(140,000)	(140,000)
Comprehensive loss								--			($555,000)
Stock returned from settlements	--	(3,333)	--	--	--	--	--	--	--	--
Stock issued to acquire the Miko Brand assets	--	63,333	--	--	83,000	--	--	--	--	83,000
Securities issued in conjunction with the issuance of the convertible notes	--	1,891,033	--	1,000	1,077,000	--	--	--	--	1,078,000
Securities returned upon the early extinguishment of the convertible notes	--	(570,833)	--	--	(936,000)	--	--	--	--	(936,000)
Issuance of Series B Convertible Preferred Stock	1,226,557	--	--	--	3,312,000	--	--	--		3,312,000
Offering costs	--	--	--	--	(370,000)	--	--	--	--	(370,000)
Grant of stock options to consultants	--	-	--	--	708,000	($708,000)	--	--	--	--
Grant of warrants for placement fees	--	-	--	--	205,000	--	--	--	--	205,000
Exercise of stock options and warrants	--	275,185	--	--	140,000	--	--	--	--	140,000
Amortization of deferred stock based compensation	--	-	--	--	--	196,000	--	--	--	196,000
Balance at September 30, 2005	1,226,557	7,657,599	--	$1,000	$9,493,000	($512,000)	($20,000)	($6,226,000)	($140,000)	$2,596,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Adsouth Partners, Inc. and its wholly owned subsidiaries Adsouth, Inc., Dermafresh, Inc. and Miko Distributors, Inc., (collectively the "Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by accounting principles generally accepted  in the United States of America for complete financial statements. In the opinion of management, these interim financial statements include all adjustments, which include only normal recurring adjustments, necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of Adsouth Partners, Inc. included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

On March 25, 2005, the Company effected a one-for-fifteen share reverse split of the Company’s common stock, par value $.0001 per share (“Common Stock”) and a proportionate reduction of the authorized shares outstanding. Contemporaneously with the reverse split, the number of authorized shares of Common Stock, par value $.0001 per share was reduced 500,000,000 shares to 33,333,333 shares. All share information and per share amounts presented in these consolidated financial statements are presented as if the aforementioned reverse split was effective for all periods presented.

2. Certain Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 1 to the Adsouth Partners, Inc. financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

 (a) Basic and Diluted Income (Loss) Per Share

Basic and diluted per share results for the three and nine months ended September 30, 2005 and 2004 were computed based on the net income allocated to the Common Stock for the respective period. The weighted average number of shares of Common Stock outstanding during the period was used in the calculation of basic earnings per share. In accordance with FAS 128, “Earnings Per Share,” the weighted average number of shares of Common Stock used in the calculation of diluted per share amounts is adjusted for the dilutive effects of potential common shares including, (i) the assumed exercise of stock options and warrants based on the treasury stock method; and (ii) the assumed conversion of convertible preferred stock only if an entity records earnings from continuing operations, as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations.

For the three months ended September 30, 2005 and 2004 a portion of such potential common shares were dilutive. The following tables reconcile basic earnings per common share to dilutive earnings per common share.

	Net Income	Weighted Average Shares Outstanding		Net Income Per Share
Three Months Ended September 30, 2005
Basic earnings per common share	$816,000	7,659,881		$0.11
Assumed conversion of Series B Preferred Stock	--	11,039,016		$(0.07)
Assumed conversion of options and warrants	--	198,896		$0.00
Diluted earnings per share	$816,000	18,897,793		$0.04

Three Months Ended September 30, 2004			$
Basic earnings per common share	$107,000	5,869,881		$0.02
Assumed conversion of options and warrants	--	220,688		$0.00
Diluted earnings per share	$107,000	6,090,569		$0.02

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2. Certain Significant Accounting Policies (continued)
(a) Basic and Diluted Income (Loss) Per Share (continued)

Potential common shares that were anti-dilutive for the three months ended September 30, 2005, consisted of options to purchase 4,415,297 shares of Common Stock and warrants to purchase 12,321,535 shares of Common Stock.

During the nine months ended September 30, 2005 and 2004, the Company recorded a loss and as a result, the average number of common shares used in the calculation of basic and diluted loss per share is identical and have not been adjusted for the effects of potential common shares from unexercised stock options, warrants and convertible preferred stock which were anti-dilutive for such time period. As of September 30, 2005, there were outstanding options to purchase 4,515,297 shares of Common Stock, warrants to purchase 12,954,868 shares of common stock and Series B Preferred Stock convertible into 11,039,016 shares of Common Stock.

(b) Stock Based Compensation

The Company has elected to use the intrinsic value method of accounting for stock options in accordance with APB Opinion No. 25 and related interpretations issued to employees under its stock option plans whereby the amount of stock-based compensation expense is calculated as the difference between the fair market value and the exercise price on the date of issuance. For purposes of pro forma disclosures the amount of stock-based compensation as calculated using the fair value method of accounting for stock options issued to employees is amortized over the options’ vesting period. The Company’s pro forma information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2 0 0 5	2 0 0 4	2 0 0 5	2 0 0 4

Net income (loss) attributable to
common stockholders	$816,000	$107,000	$(1,759,000	$(3,527,000)
Deduct: Stock-based employee compensation
as determined under the fair value method	(89,000)	--	(111,000	(19,000)
Pro forma net (loss) income attributable
to common stockholders	$727,000	$107,000	$(1,870,000	$(3,546,000)

Basic (loss) earnings per common share
attributable to common stockholders:
As reported	$0.11	$0.02	$(0.23)	$(0.65)
Pro forma	$0.09	$0.02	$(0.25)	$(0.66)
Diluted (loss) earnings per common share
attributable to common stockholders:
As reported	$0.04	$0.02	$(0.23)	$(0.65)
Pro forma	$0.04	$0.02	$(0.25)	$(0.66)

(c) Factored Receivables

On September 22, 2004, the Company and a factoring company executed an Account Transfer and Purchase Agreement pursuant to which the Company may sell qualified receivables without recourse to the Company. The Company pays a fixed discount of .75% of the gross amount of any receivables sold and is advanced 80% of the gross amount of such receivables (the “Initial Payment”) and the remaining 20% of the gross amount of any receivables sold is held as a reserve by the factoring company until such time as the receivable is collected by the factoring company. The Company pays a variable discount of a base rate, as quoted from time to time by the factoring company, plus 2% on the Initial Payment for the period of time that the Initial Payment remains outstanding. The effective rate of the variable discount as of September 30, 2005 was 8.75%. During the three and nine months ended September 30, 2005, the Company sold $1,115,000 and $2,481,000, respectively, of receivables and the total fixed and variable discounts on receivables sold was $21,000 and $53,000, respectively.

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2. Certain Significant Accounting Policies (continued)
(d) Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and accounts receivable. As of September 30, 2005, all of the Company's cash is placed with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of September 30, 2005 the Company has $745,000 cash on deposit in excess of federally insured limits. The following table sets forth the percentage of revenue derived by the Company from those customers which accounted for at least 10% of consolidated revenues during the applicable periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2005	2004	2005	2004
Customer A	53%	*	77%	*
Customer B	19%	19%	15%	37%
Customer C	**	70%	**	52%

* Not a customer during this period.
** Not a customer during this period and no longer a customer.

At September 30, 2005, 57%, 16% and 12% of the Company’s accounts receivable were due from Customer B, Customer D and Customer A, respectively. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk.

(e) New Authoritative Guidance

In October 2004, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached in Emerging Issues Task Forces (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Shares.” The EITF states that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have an effect on the Company’s financial statements for the three and six months ended September 30, 2005 as such convertible instruments would have been anti-dilutive. Such convertible instruments may dilute earnings per share, if any, in the future.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 "Accounting Changes and Error Corrections" (“SFAS 154”). SFAS 154 changes the requirements for the accounting for the accounting for and reporting of a change in accounting principle. SFAS 154 requires that the cumulative effect of voluntarily changing to a new accounting principle be applied retrospectively to prior period financial statements. Prior to the effective date of SFAS 154, the cumulative effect of voluntarily changing to a new accounting principle was included in the operating results of the period in which such change was adopted. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company expects that the adoption of SFAS 154 will not have a significant impact on its financial statements.

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3. Private Placements
(a) Convertible Debentures

On February 17 and 22, 2005, the Company completed a private placement of its securities with ten accredited investors (the “February Private Placement”) pursuant to which, the Company sold, for $810,100, (i) its 10% convertible notes due December 2006 in the aggregate principal amount of $810,100, (ii) 1,620,200 shares of Common Stock, and (iii) warrants to purchase 675,083 shares of Common Stock at an exercise price of $1.28 per share. The notes are convertible into Common Stock at the fixed conversion price of $.60 per share at any time. Atlas Capital Services, LLC served as placement agent for the financing. As compensation for its services as placement agent, the Company paid Atlas a fee of 10% of the gross proceeds raised in the private placement, warrants to purchase 135,017 shares of Common Stock at an exercise price of $.60 per share. The Company also paid the subscribers’ legal expenses. In connection with the Company’s engagement of Atlas, it issued to Atlas an option to purchase 33,333 shares of Common Stock for nominal consideration. This option was exercised at or about the closing of the private placement.

On May 16, 2005 and May 20, 2005, the Company completed a private placement of its securities with two accredited investors (the “May Private Placement”) pursuant to which the Company sold, for $650,000, (i) its 12% secured convertible notes due March 15, 2007 in the aggregate principal amount of $650,000, (ii) 270,833 shares of Common Stock, and (iii) warrants to purchase 812,500 shares of Common Stock at an exercise price of $1.275 per share. The notes are convertible into Common Stock at the fixed conversion price of $.60 per share at any time. In connection with the placement, the Company paid fees equal to 10% of the gross proceeds raised in the private placement and warrants to purchase 125,000 shares of Common Stock at an exercise price of $.48 per share. The Company also reimbursed the investors for legal fees and expenses of $10,000.

The closing costs related to the issuance of the convertible notes were $445,000 including legal fees, broker fees and the value of broker warrants issued pursuant to the convertible note offerings. The deferred offering costs were being amortized on a straight-line basis over the period in which the convertible notes were outstanding. On June 17, 2005, the Company paid a total of $792,120 to the holders of the convertible notes in the principal amount of $660,100. The subscription agreements relating to the issuance of the notes gives the Company the right to redeem the notes at a premium and gives the holders of the notes the right to demand redemption of the notes at a premium. In connection with the payment, the note holders also cancelled warrants to purchase 550,087 shares of Common Stock. On June 17, 2005, note holders exchanged a total of $800,000 of principal and $12,000 of accrued interest for shares of the Series B Preferred Stock. In connection with the exchange, the note holders also cancelled warrants to purchase 937,500 shares of Common Stock and returned 570,833 shares of common stock. As a result of the payment and exchange of this debt the Company incurred a loss of $536,000 for the nine months ended September 30, 2005 from the early extinguishment of the convertible notes which includes the unamortized balance of the deferred offering costs.

(b) Series B. Preferred Stock

On June 16, 2005, the Company created the Series B Preferred Stock. The certificate of designation provides that:

•	Each share of Series B Preferred Stock is convertible into nine shares of Common Stock.

•
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

•	No dividends are payable with respect to the Series B Preferred Stock.

•	While the Series B Preferred Stock is outstanding, the Company may not pay dividends on or redeem shares of Common Stock.

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3. Private Placements (continued)
(b) Series B. Preferred Stock (continued)

•
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

•	The holders of the Series B Preferred Stock have no voting rights.

•
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

•
The holders of the Series B Preferred Stock may not convert the Series B Preferred Stock to the extent that such conversion would result in the holders owning more than 4.9% of the outstanding Common Stock. This limitation may not be amended without the consent of the holders of a majority of the outstanding Common Stock.

(c) Private Placement of Series B. Preferred Stock

On June 17, 2005, the Company completed a private placement of its Series B Preferred Stock with Common Stock purchase warrants pursuant to a purchase agreement with Barron Partners, LP, Vestal Venture Capital and Richard Molinsky (the “June Private Placement”). Pursuant to the purchase agreement:

•	Barron Partners purchased 925,926 shares of Series B Preferred Stock and warrants to purchase 9,058,780 shares of the Common Stock for a purchase price of $2,500,000;

•
Vestal received 281,942 shares of Series B Preferred Stock and warrants to purchase 2,758,378 shares of Common Stock in exchange for the cancellation of (i) principal and interest on the Company’s promissory notes payable to Vestal in the total principal amount of $750,000, (ii) warrants to purchase a total of 875,000 shares of Common Stock, and (iii) 550,000 shares of Common Stock, all of which were issued to Vestal in the Company’s February and May 2005 private placements.

•
Mr. Molinsky received 18,689 shares of Series B Preferred Stock and warrants to purchase 182,842 shares of Common Stock in exchange for the cancellation of (i) principal and interest on the Company’s promissory note payable to him in the principal amount of $50,000, (ii) warrants to purchase a total of 62,500 shares of Common Stock, and (iii) 20,833 shares of Common Stock, all of which were issued to Mr. Molinsky in the Company’s May 2005 private placement.

•
Additional shares of Series B Preferred Stock are to be issued to the investors if the Company’s fully-diluted earnings per share of Common Stock, computed as provided in the purchase agreement which excludes certain non-recurring expenses, is $.167 or less for the year ending December 31, 2005

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3. Private Placements (continued)
(c) Private Placement of Series B. Preferred Stock (continued)

•
The Company agreed that, within 45 days from the closing date, June 17, 2005, it will have appointed such number of independent directors that would result in a majority of its directors being independent directors, that the audit committee would be composed solely of independent directors and the compensation committee would have a majority of independent directors. Failure of the Company to meet these requirements would results in the payment of liquidated damages that are to be paid by the issuance of additional shares of Series B Preferred Stock. On August 1, 2005, the Company received an extension until August 10, 2005 to appoint such directors and as of such date had complied with such requirement.

•
The Company and the investors entered into a registration rights agreement pursuant to which the Company filed a registration statement covering the Common Stock issuable upon conversion of the Series B Preferred Stock and exercise of the warrants. The registration statement became effective on August 3, 2005.

•
Mr. John C. Cammarano, Jr., president and, effective June 17, 2005, chief executive officer, and Mr. Anton Lee Wingeier, chief financial officer, each agreed that (i) he would not publicly sell any shares of the Company’s Common Stock during the two-year period commencing on the date of the purchase agreement, (ii) notwithstanding any contrary provisions of any employment agreement or other understanding, he will not receive any bonus except for a bonus based on growth in earnings per share as determined by a compensation committee of the board of directors the majority of members of which are independent directors and (iii) in the event of a termination of his employment, other than a termination by us that is not for cause or as a result of his death or disability, his severance will not exceed one year’s compensation.

•
The Company’s board of directors approved and submitted to the Company’s stockholders for their approval, an amendment to the Company’s articles of incorporation to (i) eliminate the Series A Convertible Preferred Stock and give the board of directors the right to determine the rights, preferences, privileges and limitations of the 3,500,000 shares of preferred stock presently designated as Series A Convertible Preferred Stock and (ii) increase the number of authorized shares of preferred stock to 10,000,000 shares and increase the number of authorized shares of Common Stock to 60,000,000 shares. Such amendments were approved by the Company’s stockholders on October 20, 2005.

•
The Company agreed that, upon the effectiveness of the increase in the authorized preferred stock, it would increase the number of authorized shares of Series B Preferred Stock from 1,500,000 shares to 3,000,000 shares. The investors agreed to consent to such increase.

The warrants issued to the investors have a term of five years, commencing June 17, 2005, and have exercise prices of $.65 as to 2,500,000 shares, $1.20 as to 2,500,000 shares, $1.50 as to 3,500,000 shares and $1.80 as to 3,500,000 shares. If, while the warrants are outstanding, the Company issues Common Stock or options, warrants or other convertible securities at a price or with a conversion or exercise price less than the exercise price, with certain specified exceptions, the exercise price of the warrants will be reduced using a weighted average formula, to reflect such issuance. The reduction in the exercise price pursuant to this provision will not result in an increase in the number of shares of Common Stock issuable upon such exercise.

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

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

5. Deferred Compensation

As discussed in Note 4, on January 13, 2005, the Company granted an option to the former owner of the Miko Brand to purchase 26,667 shares of Common Stock for $1.31 per share, and on January 25, 2005, granted to a consultant, pursuant to a three month financial services consulting agreement, an option to purchase 185,185 shares of Common Stock for $.60 per share, which was exercised on January 26, 2005. On April 13, 2005, the Company entered into a one year investors relations consulting agreement pursuant to which the Company will pay the consultant $7,000 per month and granted the firm an option to purchase 200,000 shares of Common Stock for $.788 per share, the market price on the date of grant, pursuant to the 2005 Stock Option Plan. On June 17, 2005, pursuant to a consulting agreement dated that date and which replaced an employment agreement, the Company issued to a principal stockholder and former chief executive officer of the Company, an option to purchase 2,000,000 shares of Common Stock at $.65 per share (see Note 8.(a)). Using the Black-Scholes option valuation formula, these option grants were valued at an aggregate of $708,000 of which $68,000 and $196,000 was expensed during the three and nine months ended September 30, 2005, respectively.

6. 2005 Stock Option Plan

On April 13, 2005 the Company’s board of directors adopted and on June 16, 2005, the board of directors amended and restated the 2005 Long-Term Incentive Plan covering 1,870,000 share of common stock (the “2005 Plan”). The 2005 Plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The 2005 Plan is to be administered by a committee of three directors of which a majority is to be independent directors. In the absence of a committee, the plan is administered by the board of directors. Independent directors are not eligible for discretionary options. Each newly elected independent director receives, at the time of his election, a five-year option to purchase 50,000 shares of common stock at the market price on the date of his or her election. In addition, the plan provides for the annual grant of an option to purchase 10,000 shares of common stock on April 1st of each year, commencing April 1, 2006 to each independent director. Pursuant to the 2005 Plan, the Company granted options to purchase an aggregate of 798,628 shares of common stock as of September 30, 2005, including options to purchase 49,314 shares of common stock which vested upon issuance and were issued to each of the former chief executive officer and chief financial officer pursuant to their employment agreements and an option which vests evenly over the related three year employment term to purchase 500,000 shares of common stock to a key marketing executive. On October 20, 2005, the 2005 Long-Term Incentive Plan was approved by the stockholders of the Company.

7. Sector Information

The Company’s operating activity consists of two operating sectors, Advertising and Products. Sector selection is based upon the organizational structure that the Company’s management uses to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure. The Advertising sector consists of the placement of advertising, the production of advertising and creative advertising consulting. The Products sector includes all activities related to the sale of the Dermafresh product line and the sale of other products for which the Company has obtained distribution rights. Corporate and general expenses of the Company are allocated to the Company’s sectors based on an estimate of the proportion that such allocable amounts benefit the sectors.

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

8. Commitments and Contingencies
(a) Consulting Agreement

On June 17, 2005, in connection with the private placement of the Series B Preferred Stock, Mr. John P. Acunto, Jr. resigned as the Company’s chief executive officer and the Company entered into a consulting agreement with Mr. Acunto, pursuant to which Mr. Acunto agreed to serve on a substantially full-time basis as a consultant with principal emphasis in marketing the Company's advertising business for a term of three years and continuing thereafter on a year-to-year basis unless terminated by either party on 90 days prior written notice. As compensation for his services, the Company paid Mr. Acunto an initial payment of $200,000, and the Company is to pay him a non-refundable monthly draw of $17,000 against commissions earned. The Company agreed to pay Mr. Acunto a commission equal to 5% of the gross profit on covered accounts, as defined in the agreement. The Company also granted Mr. Acunto a non-qualified stock option to purchase 2,000,000 shares of common stock at an exercise price of $.65 per share, which is exercisable immediately (subject to an increase in the number of authorized shares of Common Stock) as to 500,000 shares and thereafter in quarterly installments based on our gross profit for the quarter. On August 16, 2005, the consulting agreement with Mr. Acunto was amended whereby the $34,000 paid to him for the months of July 2005 and August 2005 were deemed earned fees and not a draw on commissions and effective September 1, 2005, his commission was increased from 5% to 10% of the gross profit on covered accounts.

(b) Employment Agreements

On June 17, 2005, contemporaneously with Mr. Acunto’s resignation, Mr. Cammarano, who is the Company’s president, was elected as chief executive officer and was granted non-qualified stock options to purchase 800,000 shares of common stock at $.65 per share. Mr. Cammarano continues to serve as the Company’s president. The intrinsic value of the option issued to Mr. Cammarano approximates $8,000 which will be expensed as the option vests. Mr. Cammarano’s annual compensation was increased to $250,000, effective June 17, 2005. On October 7, 2005, the Company entered into employment agreement with Mr. Cammarano and Mr. Wingeier which supersede their previous employment agreements. The employment agreements initially expire on December 31, 2008 and continue on a month-to-month basis thereafter unless terminated on not less than 90 days notice by either the Company or executive. Pursuant to their employment agreements Mr. Cammarano and Mr. Wingeier receive annual compensation of $250,000 and $175,000 respectively, signing bonuses of $50,000 each and quarterly and annual bonuses. The quarterly bonuses are equal to the sum of (i) a gross margin bonus calculated as 5% of the amount by which the product sectors gross profit is greater than 47% of the product sectors revenues; (ii) an operating expense bonus calculated as the amount by which selling, general and administrative expense (less consulting fees, legal fees, non-cash stock expense and investor relations fees) as a percentage of consolidated revenue has decreased from the immediately preceding quarter, multiplied by consolidated revenues, the product of which is multiplied by one-half of the percentage decrease; and (iii) a net income bonus calculated as 7.5% of the quarters income before debt extinguishment, interest expense on subordinated debentures and non-cash stock compensation expense. The annual bonuses are calculated as 7.5% of the amount by which annual income before debt extinguishment, interest expense on subordinated debentures and non-cash stock compensation expense has increased from the immediately preceding year. Both Mr. Cammarano and Mr. Wingeier will receive options to purchase such shares of common stock as having a value equal to the sum of the quarterly and annual bonuses.

As of June 27, 2005, the Company entered into a three-year employment agreement with a key marketing employee at an annual salary of $145,000. In connection with her employment, the Company granted her an option to purchase 500,000 shares of Common Stock pursuant to the 2005 Plan at an exercise price of $.65.

On August 10, 2005, Mr. Harlan I. Press and Mr. Jerry Horowitz were elected to the board of directors and Mr. Lee Wingeier resigned as a director. Since the Company's by-laws then provided for only three directors, Mr. Wingeier resigned in order that a majority of the Company's directors could be independent directors. Pursuant to the 2005 Long-term incentive plan, each newly-elected independent director receives at the time of his or her election, a five-year option to purchase 50,000 shares of common stock at the market price on the date of his or her election. In addition, the plan provides for the annual grant to each independent director of an option to purchase 10,000 shares of common stock on April 1st of each year, commencing April 1, 2006. Commencing August 2005, we are paying our independent directors an annual directors' fee of $5,000, a meeting fee of $1,000 per meeting attended in person and $500 per meeting attended by telephone. Each committee member receives a payment of $250 for each meeting attended in person and $125 for each meeting attended by telephone. We pay the chairman of the audit committee an annual fee of $2,500. On October 20, 2005, the stockholders approved an amendment to the by-laws which gave the board of directors the authority to set the number of directors.

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

8. Commitments and Contingencies (continued)
(c) Litigation

The Company is involved from time to time in routine legal matters incidental to the business. Based upon available information, the Company believes that the resolution of such matters will not have a material adverse effect on the financial statements, financial position or results of operations.

On or about November 5, 2004, Plan*It Strategic Marketing, Inc. commenced an action in the Circuit Court, Palm Beach County, Florida against the Company, its subsidiary Dermafresh, Inc., John Cammarano, and others, including Think Tek, Inc., the company that sold Dermafresh, Inc. and the Dermafresh microdermabrasion product to the Company, claiming that the sale to the Company violated an agreement between the plaintiff and Think Tek, Inc. Mr. Cammarano became the Company’s president subsequent to the Company’s acquisition of Dermafresh, Inc., and was an officer, director and stockholder of Dermafresh, Inc. at the time Dermafresh, Inc. was sold to the Company. The plaintiff is seeking monetary damages and equitable relief, including a temporary and permanent injunction, rescission and the imposition of an equitable trust. A hearing on plaintiff’s request for a temporary injunction was held on November 15, 2004. On November 16, 2004, the Company received notice from the Circuit Court, Palm Beach County, that the plaintiff’s motion for temporary injunction was denied. On July 8, 2005, our litigation with Plan*It Strategic Marketing, Inc. was dismissed with prejudice following our payment of $25,000, which was expensed in the second quarter of 2005.

9. Related Party Transactions

Mr. Acunto, who beneficially owns more than 10% of our common stock, earned approximately $162,000 for services performed pursuant to his consulting agreement with the Company for the three and nine months ended September 30, 2005 in addition to $153,000 paid to him pursuant to his employment agreement during the six months ended June 30, 2005. Mr. Acunto also received an initial payment of $200,000 on June 17, 2005 pursuant to his consulting agreement of which $16,000 was charged to operations for the three and nine months ended September 30, 2005 and $184,000 is a deferred charge asset which will be amortized over the term of the consulting agreement.

Mr. Horowitz, a member of our board of directors, is the president and 50% owner of Profit Motivators, Inc., an independent marketing representative. Profit Motivators represents the Company as an independent marketing representative to certain of our customers. In this capacity, Profit Motivators has earned commissions approximating $32,000 and $39,000, respectively, for the three and nine months ended September 30, 2005.

10. Subsequent Event

On October 17, 2005, the Company entered into a lease agreement for a 20,394 square foot office and warehouse facility. The lease is for a term of ten years and requires monthly base rent of $20,000 subject to annual escalations and requires monthly shared operating expenses pursuant to the lease agreement.

On October 17, 2005, Barron Partners converted 23,400 shares of Series B Preferred Stock into 351,000 shares of Common Stock. On November 10, 2005, Barron Partners converted 21,000 shares of Series B Preferred Stock into 189,000 shares of Common Stock.

On October 24, 2005, the Company executed two promissory notes aggregating $124,000 for the purchase of equipment and furniture. The five year notes bear interest at 8.75% and are collateralized by the underlying equipment and furniture.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure
This Quarterly Report of Adsouth Partners, Inc. on Form 10-QSB, including this section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations,” may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed under “Risk Factors” in our Form 10-KSB annual report for the year ended December 31, 2004 and those described in any other filings which we make with the SEC, as well as the disclosure contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-KSB for 2004 and this Form 10-QSB. In addition, such statements could be affected by risks and uncertainties related to our financial conditions, the availability of financing, the ability to generate clients and revenue for the direct response marketing business and the ability to successfully develop our products business and other factors which affect the industries in which we conduct business, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

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

Introduction

We are in two distinct business sectors - advertising and product sales. Our advertising sector includes the placement of advertising in different media, the production of direct marketing commercials, and the planning and implementation of direct marketing programs for our clients. Both our revenue and our gross margins reflect services in addition to those of a typical advertising agency since the gross margin on advertising revenue is typically a percentage of the amount paid for the advertisement. To the extent that we are able to provide additional services, our margins can improve. Our advertising clients are generally smaller companies, many of which may be undercapitalized, and that require services in addition to those of a typical advertising agency. In 2004, a major client, that accounted for approximately 67% of our total revenue in 2004, because of economic conditions affecting its business, was unable to pay a significant portion of the money it owed us and is no longer a client.

In our products sector we sell, both through our direct marketing operations and our sales to retail stores, a range of different products, some of which are not related to the others and have different distribution channels. During 2004, we generated revenue from only one product line, our Dermafresh product line, which we acquired in February 2004 and introduced to the market in June 2004. Since December 31, 2004, we have either acquired or obtained marketing rights to a number of additional products and our strategy contemplates that we will seek to acquire additional products. There is typically a period of several months from the time that we acquire the right to distribute a product until we generate revenue from that product. During this period, we are engaged in marketing activities and thus are incurring costs before we can generate any revenue from a product. Before we sell our products to retail accounts, we use our direct marketing capability to introduce the product to market.

In October 2005 we leased a warehouse facility for the purpose of maintaining our inventory and fulfilling our product sales orders. Currently our order fulfillment and inventory storage is maintained at a third party fulfillment center. We purchase our products from third parties. The price we pay for our products is affected by the amount of our purchases. To the extent that we increase our volume we may be able to take advantage of more favorable pricing for the products we sell. Other than products that we own, we have exclusive distribution rights for only a short term.

Our available cash affects our ability to purchase products and generate sales. Although we have a factoring agreement, we can only receive funds under that agreement after we have shipped goods pursuant to purchase orders and generated accounts receivable. We do not have a credit facility which would enable us to purchase inventory in order to fill orders we have received. The lack of inventory financing together with the failure of a major advertising client to pay a significant receivable impaired our ability to purchase inventory and make sales during the fourth quarter of 2004 and the first month and a half of 2005. The receipt of net private placement proceeds of $950,000 attributed to the products sector, and $566,000 in advances from the advertising sector during the first nine months of 2005 enabled us to increase our purchases of inventory, resulting in increased sales for the lip enhancement product, which was introduced in April 2005, the e70 skin care product line which was introduced in June 2005 and the Hercules Hook product which was introduced in September 2005.

The terms on which we sell products to retailers provide for payment from 30 to 60 days from shipment. Generally, our product and packaging purchases require us to pay a deposit ranging from 25% to 50% of the purchase price with the balance being due 30 to 60 days from the shipment date. As a result of these terms, we are required to pay for a significant portion of our cost of goods in advance of receiving payment from our retail customers. Our agreements with two national retailers provide for payment by the retailers on a “pay on scan” basis, which means that the retailers do not pay us until they sell the products. We do not recognize revenue for these shipments until the products are sold by the retailers. At September 30, 2005, approximately $400,000 of shipments was not reflected as sales under the pay on scan arrangements. We believe that these agreements will be an effective way of placing our products in major retail chains and generate consumer acceptance of our products. In order to shorten the time period in which we receive cash on our retail shipments we have sold invoices of certain of our retail customers to a factoring company. The terms of our factoring agreement allow us to receive an advance payment of 80% of the invoice amounts for approved customers. However, under the agreement with the factor, we do not receive any funds from the factor until the products are shipped and invoiced. We believe that the money we raised in our private placements during the first half of 2005 together with the proceeds from our factor on shipments in the third quarter will provide us with sufficient cash to enable us meet our estimated cash requirements, including the purchase of inventory, at least through 2006.

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

In connection with a private placement in June of 2005, John P. Acunto, Jr. resigned as an officer and director and we entered into a consulting agreement with him. Mr. Acunto’s consulting agreement provided for an initial payment of $200,000, which will be amortized over the three year term of the consulting agreement, and granted him a non-qualified stock option to purchase 2,000,000 shares of common stock at an exercise price of $.65 per share. Because Mr. Acunto is a consultant rather than an employee, the fair value of the option, as calculated pursuant to the Black-Scholes option valuation formula approximates $480,000, and will be amortized over the term of the consulting agreement. We also granted Mr. Cammarano an option to purchase 800,000 shares of common stock at an exercise price of $.65 per share. The value of the option, as calculated using the intrinsic value method approximates $8,000, and will be expensed as the option vests.

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

Stock-Based Compensation

Our most significant expense in the first nine months of 2004 was $4,166,000 of non-cash stock based compensation expense representing the fair value of common stock that was granted to employees, including officers, and consultants during 2004. The stock grants were used to obtain consulting services from third parties and to attract qualified employees. Non-cash stock based compensation expense for the first nine months of 2005 was $196,000.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment.” Statement 123(R) will provide investors and other users of financial statements with more complete financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities that are small business issuers will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. Currently we recognize the expense of options or similar instruments issued to employees using the intrinsic value based method. Beginning with the first quarter of 2006, we will be required to recognize expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments.

SFAS 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123(R). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but companies may restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123. The Company is evaluating these methods.

Income Taxes

We provide for federal and state income taxes currently payable, as well as for those deferred because of temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. The effect of a change in tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income taxes to the amount that is more likely than not to be realized. As of December 31, 2004, we had net operating loss carry-forwards approximating $1,641,000. Pursuant to Section 382 of the Internal Revenue Code, utilization of these losses may be limited in the event of a change in control, as defined in the Treasury regulations. There was no tax benefit or expense for the three and nine month periods ended September 30, 2005.

New Accounting Pronouncements

In October 2004, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached in Emerging Issues Task Forces (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Shares.” The EITF states that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have an effect on the Company’s financial statements for the three and nine months ended September 30, 2005 as such convertible instruments would have been anti-dilutive. Such convertible instruments may dilute earnings per share, if any, in the future.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for the accounting for and reporting of a change in accounting principle. SFAS 154 requires that the cumulative effect of voluntarily changing to a new accounting principle be applied retrospectively to prior period financial statements. Prior to the effective date of SFAS 154, the cumulative effect of voluntarily changing to a new accounting principle was included in the operating results of the period in which such change was adopted. SFAS 154 is effective for fiscal years beginning after December 15, 2005. We expect that the adoption of the foregoing new statement will not have a significant impact on our financial statements.

Results of Operations

The following table sets forth selected financial information for our two operating sectors for the three and nine months ended September 30, 2005 and 2004.

	Advertising	Products	Total
Three Months Ended September 30, 2005:
Revenues	$5,063,000	$1,452,000	$6,515,000
Costs and expenses (excluding non cash stock based compensation expense)	(4,363,000)	(1,247,000)	(5,610,000)
	700,000	205,000	905,000
Non cash stock based compensation	(49,000)	(19,000)	(68,000)
Operating income	651,000	186,000	837,000
Interest expense and factor discounts	(1,000)	(23,000)	(24,000)
Interest income	1,000	2,000	3,000
Net income	$651,000	$165,000	$816,000

Three Months Ended September 30, 2004:
Revenues	$1,028,000	$922,000	$1,950,000
Costs and expenses (excluding non cash stock based compensation)	(802,000)	(763,000)	(1,565,000)
	226,000	159,000	385,000
Non cash stock based compensation	(175,000)	(87,000)	(262,000)
Operating income	51,000	72,000	123,000
Interest expense	--	(16,000)	(16,000)
Net income	$51,000	$56,000	$107,000

	Advertising	Products	Total
Nine Months Ended September 30, 2005:
Revenues	$5,755,000	$3,921,000	$9,676,000
Costs and expenses (excluding non cash stock based compensation expense and non-recurring payments)	(5,416,000)	(3,556,000)	(8,972,000)
	339,000	365,000	704,000
Payments to settle arbitration and litigation matters	(100,000)	(25,000)	(125,000)
Non cash stock based compensation	(92,000)	(104,000)	(196,000)
Operating income (loss)	147,000	236,000	383,000
Interest expense and factor discounts	(67,000)	(198,000)	(265,000)
Interest income	1,000	2,000	3,000
Loss on early debt extinguishment	(179,000)	(357,000)	(536,000)
Net loss	$(98,000)	$(317,000)	$(415,000)

Nine Months Ended September 30, 2004:
Revenues	$2,884,000	$928,000	$3,812,000
Costs and expenses (excluding non cash stock based compensation expense)	(2,143,000)	(1,004,000)	(3,147,000)
	741,000	(76,000)	665,000
Non cash stock based compensation	(3,503,000)	(663,000)	(4,166,000)
Operating loss	(2,762,000)	(739,000)	(3,501,000)
Interest expense and factor discounts	--	(16,000)	(16,000)
Loss on sale of marketable securities	(10,000)	--	(10,000)
Net loss	$(2,772,000)	$(755,000)	$(3,527,000)

Advertising

Advertising revenues in the third quarter of 2005 increased $4,035,000, or 393%, compared to 2004. During the third quarter of 2005, marketing, consulting and media placement services revenues were generated from six customers of which 99% was from Customer A, a new customer in 2005. Substantially all of the advertising revenues for the third quarter of 2004 were from Customer C, which is no longer a client and from which we generated no revenues in 2005. The principal cost of revenue of the advertising sector for the third quarter of 2005 was media placement and production costs, which increased $3,444,000 compared to 2004. The advertising revenues in the third quarter of 2005 compared to the prior year were more heavily concentrated in media placement as compared to commercial production which resulted in a lower overall return from 79% to 28%.

Advertising revenues in the first nine months of 2005 increased $2,871,000, or 99%, compared to 2004. During the first nine months of 2005, marketing, consulting and media placement services revenues were generated from seventeen customers of which 89% was from Customer A. Substantially all of the advertising revenues for the first nine months of 2004 were from Customer C. The media placement and production costs increased $3,158,000, or 325%, from 2004. As in the third quarter, advertising revenues in the first nine months of 2005 compared to 2004 were more heavily concentrated in media placement as compared to commercial production which resulted in a lower overall return from 66% to 28%.

We are continuing our efforts to broaden our customer base for the advertising sector, and we are seeking to use our advertising program for our product division as a promotion for our advertising services for other potential new direct response marketing clients.

Selling, administrative and other expenses for the third quarter of 2005 for our advertising sector were $754,000, compared to $763,000 for 2004. Advertising’s operating expenses during the third quarter of 2004 include $175,000 of non-cash stock-based compensation expense which resulted from the issuance of stock grants to our officers and other key employees and stock option grants to consultants, compared to $49,000 for the third quarter of 2005. Selling, administrative and other expenses for the first nine months of 2005 for our advertising sector were $1,477,000, compared to $4,673,000 for 2004. Advertising’s operating expenses during the first nine months of 2004 include $3,503,000 of non-cash stock-based compensation expense compared to $92,000 for the first nine months of 2005. Operating expenses for the first nine months of 2005 includes $100,000 for the settlement with the Screen Actors Guild.

Advertising’s interest expense during the third quarter and first nine months of 2005 was $1,000 and $67,000, respectively. $66,000 of the interest expense for the first nine months of 2005 relates to the convertible notes that were issued in February and May of 2005, including $54,000 of amortized discount on the convertible note issuance. Advertising did not have interest expense during the third quarter and first nine months of 2004.

On June 17, 2005, we completed a private placement of our Series B Preferred Stock of which a portion of the proceeds were used to pay our convertible notes that were issued in February and May 2005. As a result of such early extinguishment, for the first nine months of 2005, the Advertising sector recorded a loss on early debt extinguishment of $179,000.

Advertising’s net income for the third quarter of 2005 was $651,000 compared to net income of $51,000 for 2004. Advertising’s net loss for the first nine months of 2005 was $98,000 compared to $2,772,000 for 2004.

Products

Our first product was the Dermafresh microdermabrasion kit skin care product, which we acquired in February 2004 and introduced in June 2004. As a result, we did not generate any revenue or incur any expenses from our products until June 2004. Product revenues in the third quarter of 2005 increased $530,000, or 57%, compared to 2004. During the third quarter of 2005 product revenues were generated from direct response customers and thirteen retailers of which 69% of was from sales to Customer B and 10% was from Customer D. 77% of product revenues during the third quarter of 2004 were from Customer B. Product revenues for the first nine months of 2005 increased $2,993,000, or 323%, compared to 2004. During the first nine months of 2004 product revenues were generated from direct response sales and twenty seven retail customers of which 42% was from sales to Customer B and 17% was from Customer E. 77% of product revenues for the first nine months of 2004 were from Customer B.

Our product sectors gross margin for the third quarter of 2005 and 2004 were 43% and 53%, respectively, and for the first nine months of 2005 and 2004 were 46% and 53%, respectively. During the third quarter and first nine months of 2004, all of our product revenues were form sales of the Dermafresh line of products. During the third quarter of 2005 the product mix as a percentage of product revenue was 51% from the e70 product line, 26% from the Lip Solution product, 10% from the Hercules Hook product, 3% from the Dermafresh product line and 10% from other products. During the first nine months of 2005 the product mix as a percentage of product revenue was 48% from the Lip Solution product, 26% from the Dermafresh line, 19% from the e70 product line, 4% from the Hercules Hook product, and 3% from other products. The higher gross margins earned in 2004 as compared to 2005 is due to a change in product mix. Our margin on the Lip Solution Product is significantly lower than on our other products due to higher costs and sales of the Lip Solution represented 48% of total product sales during the first nine months of 2005. Additionally, during the second quarter of 2005 one of our retail customers was given a lower price per unit on the Lip Solution. In addition, products were shipped to two large national retailers on a pay on scan basis. As a result, we do not recognize revenue from those sales until such retailers sell the items to the consumers. We believe that it was important to establish a presence for our products in such markets and that the ultimate sell through by these retailers will help us achieve our long-term sales objectives. As of September 30, 2005, $400,000 of such shipments was not recognized as revenue.

The product sector’s selling, administrative and other expense for the third quarter of 2005 was $443,000 compared to $418,000 for 2004, including $19,000 and $87,000 of non cash stock-based compensation expense for the 2005 and 2004 third quarters, respectively. The product sector’s selling, administrative and other expense for the first nine months of 2005 was $1,560,000 compared to $1,234,000 for 2004, including $104,000 and $663,000 of non cash stock-based compensation expense for the first nine months of 2005 and 2004, respectively.

The product sector’s interest expense during the third quarter and first nine months of 2005 was $2,000 and $145,000, respectively. $143,000 of interest expense for the first nine months of 2005 relates to the convertible notes that were issued in February and May of 2005 and includes $106,000 of amortized discount on the convertible note issuance. The product sector’s interest expense for the third quarter and first nine months of 2004 was $16,000 from a $250,000 promissory note used to by the initial Dermafresh product.

Discounts on receivables sold to a factor were $21,000 and $53,000, respectively, for the third quarter and first nine months of 2005. We pay a fixed discount on factored invoices of .75% and a variable discount of a base rate, as quoted from time to time by the factoring company, plus 2% on the amounts that are initially advanced to us for the period of time that such amounts remain outstanding. The effective rate of the variable discount as of September 30, 2005 was 8.75%. During the third quarter and first nine months of 2005, we sold $1,115,000 and $2,481,000, respectively, of receivables to the factor.

On June 17, 2005, we completed a private placement of our Series B Preferred Stock of which a portion of the proceeds were used to pay all our convertible notes that were issued in February and May 2005. As a result of such early extinguishment, for the first nine months of 2005, the product sector recorded a loss on early debt extinguishment of $357,000.

The product sector’s net income for the third quarter of 2005 was $165,000 compared to $56,000 for 2004. The product sector’s net loss for the first nine months of 2005 was $317,000 compared to $755,000 for 2004.

Overall

As a result of the foregoing, we generated consolidated net income for the third quarter of 2005 of $816,000, compared to $107,000 for 2004 and a consolidated net loss for the first nine months of 2005 of $415,000 compared to $3,527,000 for 2004. For the third quarters of 2005 and 2004 basic earnings per common share was $.11 and $.02, respectively, and fully diluted earnings per share was $.04 and $.02, respectively. In connection with the private placement completed on June 17, 2005, the fair value of the securities issued (including the preferred stock and warrants to purchase common stock) when compared to the net proceeds resulted in a beneficial conversion feature that approximated $1,344,000. For purposes of calculating the net loss attributable to common stockholders, such beneficial conversion feature is considered a deemed dividend and is deducted from the net loss for purposes of calculating basic and fully diluted loss per share. As a result of the deemed dividend, the net loss attributable to common stockholders for the first nine months of 2005 was $1,759,000 and $3,527,000, respectively, and the basic and fully diluted loss for such periods was $.23 and $.65, respectively.

Financial Condition

At September 30, 2005, we had available working capital of approximately $2,050,000 compared to a working capital deficiency of $916,000 at December 31, 2004. The following table details changes in components of working capital during the first half of 2005.

	September 30, 2005	December 31, 2004	Change
Cash	$845,000	$38,000	$807,000
Certificate of deposit (restricted)	102,000	100,000	2,000
Accounts receivable - net	686,000	36,000	650,000
Due from factor	234,000	--	234,000
Inventory	986,000	186,000	800,000
Marketable securities	33,000	--	33,000
Prepaid media	468,000	--	468,000
Other current assets	422,000	34,000	388,000
Accounts payable	(731,000)	(475,000)	(256,000)
Accrued salaries and payroll taxes	(29,000)	(261,000)	232,000
Deferred media revenue	(655,000)	--	(655,000)
Current debt	(120,000)	(354,000)	234,000
Other current liabilities	(191,000)	(220,000)	29,000
Working capital (deficiency)	$2,050,000	$(916,000)	$2,966,000

The most significant increases to working capital were inventory, cash and accounts receivable. At September 30, 2005, $287,000 of inventory are the costs of products shipped to two large national retailers on which sales are made on a pay on scan basis, whereby we do not recognize sales, and therefore expense the inventory costs, until such retailers sell the items to the consumers. The remaining inventory costs are related to inventory items on-hand for products including the Dermafresh line, e-70, Hercules Hook and other products which are actively marketed.

At September 30, 2005, 56%, 16% and 11% of our accounts receivable were due from Customer B, Customer D and Customer A, respectively. During the last three months of 2004 product shipments were not significant and all but $36,000 of the invoices related to 2004 shipments had been collected as of December 31, 2004. During the first nine months of 2005 product shipments were $3,921,000, of which $1,039,000 was shipped in September 2005 a significant portion of which are included in outstanding receivables as of September 30, 2005. The terms that we have with the retailers for our product shipments range from 30 to 60 days from shipment. During October 2005, approximately $225,000 of the September 30, 2005 receivables was sold to our factor.

The increase in cash reflects net proceeds from our private placements of securities during the first nine months of 2005 and the net difference between deferred media revenue received from advertising customers in advance of media airing dates and prepaid media costs paid to networks in advance of the media airing dates.

On September 22, 2004, we executed an agreement with our factor pursuant to which we may sell qualified receivables without recourse to us. We pay a fixed discount of .75% of the gross amount of any receivables sold and are advanced 80% of the gross amount of such receivables. The remaining 20% of the gross amount of any receivables sold is held as a reserve by the factoring company until such time as the receivable is collected by the factoring company. We pay a variable discount of a base rate, as quoted from time to time by the factoring company, plus 2% on the amounts that are initially advanced to us until the factor collects the receivable from the customer. The effective rate of the variable discount as of September 30, 2005 was 8.75%. During the first nine months of 2005, we sold $2,481,000 of receivables to the factor.

The increase in other current assets is due primarily to deposits paid to vendors for product purchases.

The significant increase in accounts payable is due to primarily to our increased purchases of inventory and to a lesser extent, amounts due to network and print media outlets advertising that has not aired as of September 30, 2005. Generally, our product and packaging suppliers require us to pay a deposit ranging from 25% to 50% of the purchase price with the balance being due 30 to 60 days from the shipment date. Media placement costs for television advertising generally require full payment in advance of the airing dates. Media placement costs for print media require us to pay deposits of 25% to 50% with the balance being due prior to the on-sale or distribution date of the materials in which the ads are placed. Deposits which are paid in advance to our vendors are included in prepaid and other assets.

Current debt decreased by $234,000. During the first nine months of 2005 we repaid a $250,000 promissory note which was issued in July 2004. In addition, during the first nine months of 2005 we executed three vehicle loans of which the current portion is $10,000 as of September 30, 2005. As of September 30, 2005, the outstanding balance on our bank line-of-credit is $100,000. The bank line-of-credit expired on July 8, 2005 and was renewed by the bank until July 8, 2006, and is fully collateralized with a $100,000 certificate of deposit held by the bank.

Guidance and Outlook

In the quarterly report filed for the quarter ended June 30, 2005, we disclosed that we believed our 2005 revenues will be at least $12 million and that we were suspending any guidance with respect to earnings. On October 25, 2005 we filed an 8-K current report reporting the issuance of a press release in which we disclosed projected revenues of $6,000,000 and a return to profitability for the three months ended September 30, 2005.

In February, May and June we received net proceeds, after payment of brokerage and legal fees, of approximately $3.3 million from the sale of our securities. Although we believe that these financing will provide us with sufficient funds to enable us to continue our operations at least through 2006, it is possible that we may require additional funds before that time, and we cannot assure you that we will be able to raise any funds which we may require. The terms of our private placement completed in June 2005 may make it difficult to raise funds from any other source.

Item 3. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

During the quarterly period covered by this report, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On October 20, 2005, the Company held its annual meeting. The following proposals were adopted by the margins indicated:

i. To elect the following three (3) directors:
	Number of Shares
	For	Withheld
John Cammarano, Jr.	6,872,531	96,675
Jerald Horowitz	6,895,865	73,341
Harlan I. Press	6,885,865	83,341

ii. To approve an amendment to Company's Articles of Incorporation to (i) eliminate the series A convertible preferred stock, (ii) increase the number of authorized shares of preferred stock to 10,000,000 shares, and (iii) increase the number of authorized shares of common stock to 60,000,000 shares.

For	5,159,707
Against	136,926
Abstain	4
Broker non-vote	1,673,206

iii. To approve the Company’s amended by-laws.

For	5,208,710
Against	85,119
Abstain	2,171
Broker non-vote	1,673,206

iv. To approve the 2005 Long Term Incentive Plan

For	5,186,032
Against	100,496
Abstain	9,472
Broker non-vote	1,673,206

v. To approve the selection of Marcum & Kliegman LLP as the Company's independent certified public accountants for the year ended December 31, 2005.

For	6,896,835
Against	61,867
Abstain	10,504
Broker non-vote	--

Item 5. Other Information

On October 7, 2005, we entered into employment agreements with Mr. Cammarano and Mr. Wingeier which supersede their previous employment agreements. The employment agreements initially expire on December 31, 2008 and continue on a month-to-month basis thereafter unless terminated on not less than 90 days notice by either the Company or executive. Pursuant to their employment agreements Mr. Cammarano and Mr. Wingeier receive annual compensation of $250,000 and $175,000 respectively, signing bonuses of $50,000 each and quarterly and annual bonuses. The quarterly bonuses are equal to the sum of (i) a gross margin bonus calculated as 5% of the amount by which the product sectors gross profit is greater than 47% of the product sectors revenues; (ii) an operating expense bonus calculated as the amount by which selling, general and administrative expense (less consulting fees, legal fees, non-cash stock expense and investor relations fees) as a percentage of consolidated revenue has decreased from the immediately preceding quarter, multiplied by consolidated revenues, the product of which is multiplied by one-half of the percentage decrease; and (iii) a net income bonus calculated as 7.5% of the quarters income before debt extinguishment, interest expense on subordinated debentures and non-cash stock compensation expense. The annual bonuses are calculated as 7.5% of the amount by which annual income before debt extinguishment, interest expense on subordinated debentures and non-cash stock compensation expense has increased from the immediately preceding year. Both Mr. Cammarano and Mr. Wingeier will receive options to purchase such shares of common stock as having a value equal to the sum of the quarterly and annual bonuses.

On August 16, 2005, the consulting agreement with Mr. Acunto was amended whereby the $34,000 paid to him for the months of July 2005 and August 2005 were deemed earned fees and not a draw on commissions and effective September 1, 2005, his commission was increased from 5% to 10% of the gross profit on covered accounts.

In November 2005, following approval by the stockholders of an amendment to the Company’s certificate of incorporation, the Company’s authorized capital stock was changed to 10,000,000 shares of preferred stock, par value $.0001 per share, and 60,000,000 shares of common stock, par value $.0001 per share.

As a result of stockholder approval of the Company’s amended by-laws, the Company’s by-laws are the by-laws shown as Appendix B to the Company’s proxy statement dated September 19, 2005, relating to the Company’s 2005 annual meeting of stockholders.

Item 6. Exhibits and Reports on Form 8-K

10.1	Employment agreement dated as of October 7, 2005 between the Company and John Cammarano
10.2	Employment agreement dated as of October 7, 2005 between the Company and Anton Lee Wingeier
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADSOUTH PARTNERS, INC.

/S/ John Cammarano	Chief Executive Officer and Director	November 14, 2005
(Principal Executive and Accounting Officer)

/S/ Anton Lee Wingeier	Chief Financial Officer	November 14, 2005
(Chief Accounting Officer)