Form 10KSB
period 2005-12-31
ADSOUTH PARTNERS, INC.
filed 2006-03-30
CIK 1158235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2005

Commission File Number 0-33135

ADSOUTH PARTNERS, INC.
___________________________________
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

Common Stock, par value $.0001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act. Yes [ ] No [X].

The Company had revenues of $13,314,000 for the year ended December 31, 2005.

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $1.8 million as of March 28, 2006.

There were 8,922,849 shares of the Company's common stock, $.0001 par value, outstanding as of March 28, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 9, 10, 11, 12 and 14 of Part III is incorporated by reference from the Registrant’s proxy statement for the 2006 annual meeting of stockholders, to be filed within 120 days after the end of the Registrant’s fiscal year.

PART I
Item 1. Description of Business

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

PART I
Item 1. Description of Business

Introduction

Our business consists of two operating sectors, advertising and products.

Since July 8, 2003, when Adsouth, Inc. was formed, we have provided advertising agency services specializing in direct response media campaigns. Our advertising agency services include (i) the placement of advertising in television, internet and print media outlets; (ii) the production of advertising content including television commercials, print advertising and other graphics design literature; and (iii) advertising and marketing consulting services. Our advertising sector revenues were $7,730,000 for 2005 and $2,925,000 for 2004.

Our strategy is to combine our advertising and direct marketing resources with our knowledge of the retail market to develop, acquire or obtain rights to products which we believe can our enhance our overall business. In furtherance of this strategy we have obtained the rights to the following products, which are sold by our products sector.

•
The Dermafresh line of skin care product, which we acquired in February 2004. At that time there was one product, a microdermabrasion kit skin care product. Since then, we have expanded the line and it presently consists of nine skin care products.

•
Simon Cosmetic’s line of skin care products, for which, in October 2004, we obtained a two year exclusive distribution license for North America. The initial Simon Solutions Line product is a Lip Solution Product, a lip enhancement product that is endorsed by Pamela Sue Anderson.

•
e70 brand, a line of products created by Delmar, Inc., which utilize Delmar’s proprietary technology utilized in skin care formulations which incorporates the whole egg and is used in Delmar’s proprietary L’Avenir products , for which, in February 2005, we obtained a two year exclusive distribution agreement for mass market distribution in the United States and Canada.

•
Hercules Hook, a patented hook for hanging items on walls, for which in August 2005, we obtained exclusive five year marketing and distribution rights. We are utilizing direct response veteran Billy Mays to market the Hercules Hook.

•
PEARL - Anti Wrinkle/ Moisturizing Mist, an advanced anti-wrinkle moisturizing treatment used by members of the entertainment industry, for which in October 2005, we obtained an exclusive two year distribution agreement with StarMaker Products for domestic and international distribution. StarMaker Products is a joint effort between director and former Happy Days star, Anson Williams and renowned makeup artist and product developer JoAnna Connell.

•	D-Shed, a pet grooming device, for which in August, 2005, we obtained exclusive distribution rights.

•	Extreme Beam and Clip Light - During 2005 we internally developed and marketed two lines of flashlights branded as the “Extreme Beam Flashlight” and the “Clip Light”.

•
Genco Power Solutions - In December 2005, we organized Genco Power Solutions, Inc. (“Genco”) for the purpose of marketing, selling, installing and servicing integrated power generator systems to residential homeowners and commercial business throughout Florida. We own 66% of Genco and four individuals own the remaining 34% of Genco.

•	The Miko brand, which consists of nine marinades and dressings, which we acquired in January 2005, for which we have conducted limited marketing to date...

We generated product revenue of $5,584,000 for 2995 and $1,119,000 for 2004.

PART I
Item 1. Description of Business

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

Our executive offices are located at 1141 S. Rogers Circle, Suite 11, Boca Raton, Florida 33487, telephone (561) 750-0410. Our website is www.adsouthinc.com. Neither the information nor other statements contained in our website nor the information contained in any other Internet website is a part of this annual report on Form 10-KSB.

Reverse Split

On March 24, 2005, the Company effected a one-for-15 reverse split of its common stock. All share and per share information in this Form 10-KSB Annual Report retroactively reflects such reverse split.

Risk Factors

Risks Concerning Our Advertising Business

Because of our dependence on a limited number of clients, our failure to generate business from new customers for our advertising business could impair our ability to continue in that business.

During 2005, 49% of our total revenues, representing 84% of advertising sector revenues, were from one advertising sector client that was not a client in 2004. During 2004, 67% of our total revenues, representing substantially all of our advertising sector revenues, were derived from one advertising sector customer that was not a client in 2005 and during 2004 we reserved $482,000 of receivables from such client. Since our inception we have remained dependent on a limited number of clients. The absence of a significant client base may impair our ability to attract new clients. We cannot assure you that we will be able to operate our advertising business profitably. We are exposed to credit risk associated to sales to our clients.

Because our advertising clients are generally smaller companies that are highly subject to fluctuations in the economy, our advertising business will be especially subject to adverse economic trends.

Since downturns in the economy have generally had a more severe effect upon smaller companies, especially single-product companies with limited product acceptance, than larger companies, any changes or anticipated changes in the economy which cause these companies to reduce their advertising, marketing and promotion budget or which affect the ability of these companies to borrow money or raise capital or otherwise implement their business plans would impair our advertising business by reducing if not eliminating the requirements of these companies for our services or the ability of these companies to pay for our services.

PART I
Item 1. Description of Business

Our failure to develop and sustain long-term relationships with our clients would impair our ability to continue our advertising business.

Almost all of our agreements for our advertising services are performed pursuant to short-term or single project engagements. If our clients do not continue to use our services, and if we are unable always to replace departing clients or generate new business in a timely or effective manner our advertising business could suffer a significant loss in revenue.

Because we are a small company, with only modest revenue and significant losses to date from our advertising business, we may not be able to compete effectively.

Our advertising business generated revenues of $7,730,000 for 2005, on which it operated on a breakeven basis and generated $653,000 of cash flows from operations. For 2004, our advertising business generated revenues of $2,925,000, on which it sustained a loss of $4,302,000 (including $3,718,000 of non cash stock based compensation expense for 2004 compared to $141,000 for 2005) and a cash flow deficit from operations of $368,000. With this level of business, it is difficult for us to compete in the highly competitive advertising market, which is dominated by both major national and international advertising agencies, major providers of creative or media services which are not themselves advertising agencies, and a significantly larger number of regional and local agencies. The client’s perception of the quality of our creative product, our reputation and our ability to serve clients are, to a large extent, factors in determining our ability to generate and maintain advertising business. Our size and our lack of significant revenue and our losses may affect the way that potential clients view us.

Risks Concerning our Products

Because we are dependent upon a small number of major retail chains for sales of our products, the loss of any of these customers could result in a significant decrease in both revenues and income from our product business.

During 2005, 17% of our total revenues, representing 39% of our product revenues, were derived from one customer. During 2004, 21% of our total revenues, representing 74% of our product revenues, were derived from this customer. Unless we can develop a broader customer base, we expect that we will remain dependent on a limited number of clients. The loss of any one or more of these product customers would significantly reduce our product revenues. Further, a determination by one of the major chains to whom we sell our products to no longer continue to sell our products could affect the willingness of other retailers and retail chains to purchase our products.

Because we sell our products to discount chains, we are dependent upon the purchasing and return policies of these chains.

We sell our product to discount chains and because of their buying power, we are subject to their policies on such matters as accepting and scheduling deliveries, payment and returns. In order to sell products to these chains we may have to sell at a price that is less that our standard selling prices and also place reserves against the accounts receivables from these chains, which may impair our ability to operate profitably by reducing our gross margins and increasing our selling, general and administrative expenses.

The products which we sell are unrelated to our advertising business, and we may not be able to generate profits from this line.

Our products business and the market for our products are different from our advertising business. The markets to which we market our products are highly competitive. Our ability to operate this business profitably will be dependent upon a number of factors, including: (i) our ability to obtain shelf space and desirable displays in stores, in face of competition from numerous major and specialty product companies that presently dominate the market for those products; (ii) our ability to price our products at levels that make them attractive to retail customers and enable us to generate a sufficient gross margin to enable us to generate profits from the sales; (iii) the consumer’s response to our products, including their willingness to make repeat purchases; and, (iv) the word-of-mouth response to our products and our ability to develop brand recognition for our products. If we are not able to obtain and retain shelf space or if the consumer’s response to our products is not favorable, we may be unable to continue in this business. Furthermore, even if we are initially successful in placing our products in our target retail markets, the failure to generate customer acceptance is likely to affect our ability to retain shelf space. We cannot assure you that we will be successful in generating either adequate shelf space or customer acceptance.

PART I
Item 1. Description of Business

Because our distribution agreements have a short period of exclusivity, we may not be able to get the full value of our distribution rights if the agreements are not extended.

Our present distribution agreements give us exclusive rights for a period of one to five years. Because of the time and effort and normal delays associated with product introduction, if the product is successful, unless the agreement is extended, we may incur significant cost in introducing and generating interest in the product with no assurance that we will have any rights to market the product once consumers have accepted the products. As a result, we may be unable to receive the long-term benefits of our efforts in introducing the product.

We may be subject to claims arising from the use of our products.

As a company that markets and sells skin care and related products, we may be subject to claims relating to such concerns as allergic or other reaction to the products and claims as to the efficacy of the products even if the products are manufactured by others. We cannot assure you that we will not be subject to such claims or that we will be successful in defending any such claims. Any litigation, regardless of the outcome, would entail significant costs and use of management time which could impair our ability to generate revenue and profit. In the event that we have liability from a claim relating to any of our products, our insurance may not be sufficient to cover our liability. Although we presently have product liability insurance, it may not be available in the future at a reasonable cost, if at all.

Because we have no manufacturing facilities we are dependent upon third party suppliers to manufacture our products.

All of our products are or will be manufactured for us by non-affiliated manufacturers pursuant to purchase orders, and we do not have any long-term agreements with any supplier. We rely upon our suppliers to develop and test their formulations, to produce a uniform product for us in facilities that comply with applicable laws, to implement adequate quality control procedures and to deliver product to us in a timely manner. The failure of our suppliers to do any of the foregoing could affect both our ability to delivery quality product in a timely manner and the willingness of our customers to purchase our products. Further, in the event that we change suppliers, it may be necessary to change the formulations of one or more of our products, and we cannot assure you that we will have a smooth transition to a new supplier or that we will not encounter other serious problems in the quality or delivery of products resulting from a change in supplier.

We do not have patent rights for all of our products.

Although our suppliers have advised us that they have patent rights or licenses to those ingredients in our formulations which are proprietary and that the formulations have been developed either by the manufacturers or by us, we cannot assure you that our skin care or other products do not infringe upon the patent or other proprietary rights of others. In the event that a supplier’s formulation infringes upon the rights of a third party, the third party may include us in any litigation, which may be expensive regardless of whether we or our manufacturer ultimately prevails.

Because our products are sold in different markets, we may be unable to develop a unified marketing strategy which may impair our ability to grow.

Many of our present products are unrelated to other products, are sold under different names and through different distribution channels. In seeking new products or the rights to new products, we may obtain rights to products that are not related to each other or to any of our existing products and which are not sold in the same product market or geographic market as products which we are then marketing. Since each type of product requires a separate marketing strategy and marketing organization, we may incur expenses in duplicating marketing and sales organizations for totally unrelated products and we may not be able to translate any brand acceptance to other products. Further, we may not be able to integrate these operations and to the extent that we duplicate organizations for different products, our ability both to grow and to operate profitably may be affected.

PART I
Item 1. Description of Business

Because of our size, we may have difficulty competing with larger companies that offer similar products.

Our revenues from products for 2005 and 2004 are $5,584,000 and $1,119,000, respectively. All of our products compete in highly competitive markets that are dominated by major international companies as well as numerous smaller companies whose product names are well recognized and who have ready access to shelf space in retail outlets. We may not be able to compete successfully with such competitors is obtaining shelf space or customer acceptance.

General Risks Concerning our Business

We require additional funds to develop and expand our business.

At December 31, 2005, we had a working capital of approximately $1,841,000, which included a $100,000 certificate of deposit which was restricted since it is held as collateral by a lender. We require significant cash during 2006 both to purchase products for sale and to implement an aggressive marketing program for both our new products and our generator business. We do not have any credit facility for the purchase of inventory and our ability to generate revenue will be impaired to the extent that we are not able to purchase sufficient inventory in a timely manner. We have rights to products that we have not yet introduced to market. We will need additional funds in order to continue growing our business, including the market introduction of our products and the expansion of the market for our existing products. Our failure to generate cash flow from operations or raise the necessary capital could affect our ability to generate revenue and could require us to scale down some or all of our operations. We are exposed to interest rate risks under our current factoring agreement pursuant to which we pay interest of 2% plus their variable base rate.

Because of the terms on which we sell products to certain retailers, we have incurred difficulties in purchasing inventory and have had to borrow at high interest rates.

Two of our major customers purchase products from us on a “pay on scan” basis, which means that the customer has no obligation to make payment to us until and unless the product is sold to a customer. Because we do not generate an account receivable until the product is ultimately sold by the retailer, we do not have an account receivable to sell to our factor, which impairs our cash flow and our ability to purchase additional inventory. Although we borrowed $1 million on a demand basis from an unrelated lender at an interest of 18% per annum and the guarantee of our principal stockholder, we cannot assure you that the lender will not demand payment or that we will be able to finance such sales in the future, which could impair our ability both to place product in two major retail accounts and to generate revenue.

The terms on which we may raise additional capital may result in significant dilution and may impair our stock price.

Because of our stock price and the terms of our recent private placement, it may be difficult for us to raise additional capital if required for our present businesses and for any planned expansion. We cannot assure you that we will be able to get additional financing on any terms, and, if we are able to raise funds, it may be necessary for us to sell our securities at a price which is at a significant discount from the market price and on other terms which may be disadvantageous to us. In connection with any such financing, we may be required to provide registration rights to the investors and pay damages to the investor in the event that the registration statement is not filed or declared effective by specified dates. The price and terms of any financing which would be available to us could result in both the issuance of a significant number of shares and significant downward pressure on our stock price and could result in a reduction of the conversion price of the series B preferred stock and exercise price of the warrants held by the selling stockholders.

We may not be able to continue to grow through acquisitions.

An important part of our growth strategy is to obtain the rights to other product lines or acquire other businesses, which may or may not be related to our current businesses. Such acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders. We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited. As of the date of this prospectus, we do not have any agreement or understanding, either formal or informal, as to any acquisition.

PART I
Item 1. Description of Business

If we make any acquisitions, they may disrupt or have a negative impact on our business.

We may not be able to identify and integrate future acquisitions. If we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses.

In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	the difficulty of integrating acquired products, services or operations;

•	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	the difficulty of incorporating acquired rights or products into our existing business;

•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•	the effect of any government regulations which relate to the business acquired;

•
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

Because we are dependent on our management, the loss of key executive officers or a key consultant and the failure to hire additional qualified key personnel could harm our business.

Our advertising business is largely dependent upon John P. Acunto, Jr., who was, until June 2005, our chairman and chief executive officer and who is now a consultant to us, and our products business is largely dependent upon our president and chief executive officer, John Cammarano, Jr. These businesses may be adversely affected if Mr. Cammarano or any of our key management personnel or other key employees left our employ or Mr. Acunto terminated his consulting relationship with us. Although we have an employment agreement with Mr. Cammarano and a consulting agreement with Mr. Acunto, these agreements do not guarantee that they will continue with us. Furthermore, we need to hire additional executive, managerial, marketing and other key employees for our direct response marketing business and our products business. We cannot assure you that we will be successful in engaging and retaining such personnel and the failure to engage qualified personnel will have a material adverse effect upon our business. See “Management - Directors and Executive Officers.”

PART I
Item 1. Description of Business

Control by our present principal stockholder might limit independent, public stockholder influence over us and prevent a third party from acquiring us even if an acquisition is in the best interest of our stockholders.

As of December 31, 2005, John P. Acunto, Jr., who was our chairman of the board and chief executive officer until June 2005 when he became a consultant to us, together with his wife, Angela E. Acunto, hold 41.4% of our outstanding shares of common stock, and at a meeting of stockholders, they may be able to elect all of the members of our board of directors and approve any matter requiring stockholder approval.

Risks Concerning our Common Stock

Because we are subject to the “penny stock” rules, you may have difficulty in selling our common stock.

Because our stock is traded on the OTC Bulletin Board and our stock price is less than $5.00, our stock is subject to the SEC’s penny stock rules, which impose additional sales practice requirements and restrictions on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors. These rules may affect the ability of broker-dealers to sell our common stock and may affect your ability to sell any common stock you may own.

According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•
The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Because our stock is thinly traded, fluctuations in our operating results and announcements and developments concerning our business affect our stock price.

Historically, there has been volatility in the market price for our common stock. Our quarterly operating results, the number of stockholders desiring to sell their shares, changes in general economic conditions and the financial markets, the execution of new contracts and the termination or expiration of existing contracts, financial difficulties affecting our clients and other developments affecting us, could cause the market price of our common stock to fluctuate substantially.

Because our stock is thinly traded, we cannot predict when or whether an active market for our common stock will develop.

In the absence of an active trading market, you may have difficulty buying and selling or obtaining market quotations for our stock; the market visibility for our stock may be limited, and the lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

PART I
Item 1. Description of Business

Our stock price may be affected by our failure to meet projections and estimates of earnings developed either by us or by independent securities analysts.

Our operating results may fall below the expectations of securities analysts and investors as well as our own projections. In this event, the market price of our common stock would likely be materially adversely affected.

Sales of common stock pursuant to a registration statement declared effective on August 3, 2005 may have a depressive effect upon the market for our common stock.

As of December 31, 2005, there were 1,166,557 shares of series B preferred stock outstanding which are convertible into 10,499,013 shares of common stock. As a result of our loss for 2005, pursuant to the series B preferred stock purchase agreement, the number of shares of common issuable upon conversion of the series B preferred stock will increase by 3,604,655 shares. In addition the investors who hold the shares of series B preferred stock hold warrants to purchase: (i) 2,500,000 shares of common stock for $.65 per share; (ii) 2,500,000 shares for $1.20 per shares; (iii) 3,500,000 shares of common stock for $1.50 per share; and, (iv) 3,500,000 shares of common stock for $1.80 per share. The underlying common stock by the holders of the series B preferred stock constitutes a significant percentage of our outstanding common stock and an even higher percentage of the public float. If the holders of the series B preferred stock sell a significant number of shares of common stock, the market price of our common stock may decline. Furthermore, the sale or potential sale of the shares offered by the holders of the series B preferred stock could have a significant depressive effect on our stock price which could make it difficult for us to raise funds from other sources.

If we issue shares of common stock at a price less than the conversion price of the series B preferred stock we may be required to issue a significant number of additional shares of common stock.

We are required to reduce the conversion price of the series B preferred stock and the exercise price of the warrants if, while the series B preferred stock and warrants are outstanding, we offer or issue common stock at a lower price than the conversion price or the exercise price than in effect.

Because the purchasers of the series B preferred stock have a right of first refusal for future offering of our stock, we may have difficulty in raising additional funds if required for our business.

The holders of the series B preferred stock have the right to participate in any future funding on terms whereby each they can purchase the securities offered at 80% of the offering price. These provisions may prevent us from raising additional funds.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted all of these measures. Because none of our directors are independent directors, we do not have independent audit or compensation committees. We also are not in compliance with requirements relating to the distribution of annual and interim reports, the holding of stockholders meetings and solicitation of proxies for such meeting and requirements for stockholder approval for certain corporate actions. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

PART I
Item 1. Description of Business

Failure to achieve and maintain internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires increased control over financial reporting requirements, including annual management assessments of the effectiveness of such internal controls and a report by our independent certified public accounting firm addressing these assessments. We must be in compliance with these requirements for our 2007 calendar year. In preparing to meet such deadline, we may identify deficiencies that we may not be able to remediate in time to meet the deadline. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

Our stock price may be affected by shares of common stock becoming available for public sale.

We estimate that the public float for our common stock presently consists of approximately 4 million shares of common stock. The 1,866,667 shares that were issued to John and Angela Acunto in January 2004 will become salable commencing June 2007 as a result of a two-year lock-up agreement. In addition, The Tiger Fund and its designee acquired 981,045 shares in May 2003. In January 2005, we issued 63,333 shares of common stock to Mr. Carter, as the designee of Miko Brands, as consideration for the purchase of Miko Brands assets. These shares became eligible for sale pursuant to Rule 144 commencing in January 2006. Under the volume limitations of Rule 144, a stockholder, together with members of his or her family, may not sell more than 1% of our outstanding common stock in any three-month period.

The issuance and sale of the registered shares of common stock underlying the series B preferred and warrants to purchase common stock could result in a change of control.

In the event we issue all of the 25,478,418 shares issuable upon conversion of the remaining shares of series B preferred stock and exercise of the related warrants, such shares would constitute approximately 75% of our then outstanding common stock. Any sale of all or a significant percentage of those shares to a person or group could result in a change of control.

We may issue preferred stock without approval of our stockholders which could make it more difficult for a third-party to acquire us and could depress our stock price.

Our articles of incorporation permit us to issue up to 10,000,000 shares in one or more series of preferred stock that have more than one vote per share or which give the holders other preferential rights which may dilute or impair the rights of the holders of common stock. As a result, our board of directors can issue such stock to investors who support our management and give effective control of our business to our management.

The issuance of shares through our stock compensation and incentive plans may dilute the value of existing stockholders.

We anticipate using stock options, stock grants and other equity-based incentives, to provide motivation and compensation to our officers, employees and key independent consultants. The award of any such incentives will result in an immediate and potentially substantial dilution to our existing stockholders and could result in a decline in the value of our stock price. Furthermore, as a result of required changes in the method of accounting for the grant of stock which became effective in 2006, we will expense as compensation the value of options granted to our employees, which would result in lower earnings or a greater loss from our operations.

PART I
Item 1. Description of Business

We do not anticipate paying dividends on our common stock.

The terms of our series B preferred stock restricts our payment of dividends on our common stock while the series B preferred stock is outstanding.

OUR BUSINESS

Advertising

We offer our advertising customers a range of services including:

•	the placement of advertising in television, internet and print media outlets;

•	the production of advertising content, including television commercials, print advertising and other graphics design literature; and

•	advertising and marketing consulting services relating to the customer’s marketing campaign.

In performing our advertising agency services, we both use our production services and, in certain cases, we outsource commercial production services to third party production companies.

With the development of our products business in 2004, we are using our in-house advertising capabilities to develop and to implement a marketing and advertising campaign for each of our products.

Our advertising clients are typically small companies for whom are range of services include, in addition to the placement of advertising, consulting services which can include assistance in not only developing an advertising program, but helping the client to design or develop the particular product or service, determine the appropriate market and design and implement an overall marketing program and strategy. Revenues from our advertising sector were $7,730,000 in 2005 and $2,925,000 in 2004.

Our Products

We presently either own the rights to or have distribution rights for a number of products, most of which are skin care and related products. We acquired these rights since February 2004. As part of our business strategy, we intend to seek to obtain products or distribution rights to other products, which may be in different fields from our present products. The following table summarizes our product sector revenues for 2005 and 2004:

Product Line	2005	%	2004	%
Simon Cosmetics	$2,375,000	43%	-	-
E70	1,443,000	26%
Dermafresh	1,045,000	18%	$1,119,000	100%
Extreme Beam and Cliplight	332,000	6%	-	-
Hercules Hook	246,000	4%	-	-
D-Shed	131,000	2%	-	-
Other	12,000	1%	-	-
	$5,584,000	100%	$1,119,000	100%

In February 2004, we acquired the rights to Dermafresh. At the time of our acquisition, the Dermafresh line consisted of a home microdermabrasion kit skin care product. During 2004, we expanded our line of skin care products to include a collagen facial blanket, a glycolic facial blanket, eye and lip contour patches, a scar and stretch mark renewal patch, a décolleté renewal blanket, a roll-on collagen, an anti-wrinkle and firming serum and a bottled skin toner. We commenced our direct response campaign for the Dermafresh line in June 2004, and we commenced sales to retail customers in the third quarter of 2004.

PART I
Item 1. Description of Business

In October 2004, we entered into a distribution and marketing agreement with Simon Cosmetics pursuant to which Simon Cosmetics granted us the two-year exclusive right to distribute and sell its line of skin care products, knows as the Simon Solutions Line, in North America, although each party has the right to terminate the agreement on six months’ notice. The initial Simon Solutions product is a lip enhancement product that is endorsed by Pamela Sue Anderson. We introduced the lip enhancement product in April 2005.

In January 2005, we acquired certain assets of Miko Brands, including the right to the Miko products. Miko sells nine marinade and dressing sauces. As of December 31, 2005 we have not expended significant marketing resources on the Miko brand

In February 2005, we signed an exclusive retail distribution agreement with Delmar, pursuant to which we have a two-year right to distribute and sell a line of skin care products for mass market distribution in the United States and Canada. These products will utilize Delmar’s proprietary skin care formulations that incorporate the nutrients included in the whole egg. Delmar markets its skin care products under the L’Avenir brand name. The products covered by the agreement were developed by Delmar for us to market pursuant to the agreement. We introduced this product, which we market under the name “e70,” in March 2005.

In August 2005 we obtained exclusive five year marketing and distribution rights for the Hercules Hook, a patented hook for hanging items on walls. We are utilizing direct response veteran Billy Mays to market the Hercules Hook. We introduced the Hercules Hook to the retail market in September 2005.

In August 2005, we obtained distribution rights for D-Shed, a pet grooming device. We introduced the D-Shed to the retail market in December 2005.

In October 2005, we obtained two year exclusive distribution rights for PEARL - Anti Wrinkle/ Moisturizing Mist, an advanced anti-wrinkle moisturizing treatment used by members of the entertainment industry. The distribution rights were obtained from StarMaker Products for domestic and international distribution. StarMaker Products is a joint effort between director and former Happy Days star, Anson Williams and renowned makeup artist and product developer JoAnna Connell.

During 2005, we internally developed and marketed two lines of flashlights branded as the “Extreme Beam Flashlight” and the “Clip Light”.

In December 2005, we organized Genco Power Solutions, Inc. (“Genco”) for the purpose of marketing, selling, installing and servicing integrated power generator systems to residential homeowners and commercial business throughout Florida. We own 66% of Genco and four individuals own the remaining 34% of Genco. Genco had minimal business activities in 2005.

We intend to continue obtaining products or marketing rights for other products, which may be in the same market as our current product offerings or which may be in markets which are unrelated to those markets. In seeking new products, we focus on the potential market for the product, our potential ability to expand that market, the extent that we can use our advertising and direct marketing experience to develop and implement a marketing plan. We also consider the possibility that the product can be marketed in the same distribution channels as other products that we market, even if the marketing is directed to a different division or purchasing organization. However, we can give no assurance that we will be able to obtain rights to, and successfully market, any new products. In this connection, we periodically review our products to evaluate the marketability of the products, and, we may determine to discontinue any one or more products if we determine that we cannot profitably market the product.

PART I
Item 1. Description of Business

Sales and Marketing

We market our products to major retail, drug store, food and similar chains. In marketing to these chains we seek to demonstrate that our products meet a consumer need, are priced in a manner that could allow the stores to generate sufficient sales to justify stocking the product and that we are able to provide consistency in our products and timely deliveries. In general, before committing to a major purchase, a chain may test market the product with a modest quantity, and, if the tests show consumer acceptance, increase the size of the order. Because of the buying power, in selling to major retail establishments, we are subject to their policies with respect to such matters as scheduling and delivering of products, payment terms and returns. These policies may result is a net realizable sale price to us which is less that the stated price on the purchase order.

The key to selling and marketing our skin care and related products is the ability to obtain shelf space, and, if possible, obtain space for a display. Typically, displays are used for products which the retailer believes will generate high volume over a relatively short time. We have been able to place major displays for both our Simon Solutions’ lip enhancer product and our Dermafresh line of products with most of our retail accounts. We believe that the ability to place such displays in stores will help the stores to generate sufficient sales to justify product reorders or to place the products in other stores owned or operated by the retailer. However, we cannot assure you that we will be successful in retaining existing or obtaining new shelf space if needed or in placing displays with our retail accounts, or that the placement of products will generate significant additional revenue.

As part of our marketing strategy, we have arrangements with two major retailers pursuant to which we sell products on a pay on scan basis, by which we provide the product to the retailer, but do not recognize a sale until the retailer sells the product. We believe that this strategy has enabled us to obtain more shelf space in major retailers than we would otherwise be able to obtain.

We also sell our products by direct marketing to consumers. Direct marketing typically involves the use of television to air either a presentation concerning our product, such an informational, or commercials which are longer than the standard 30 second to one minute commercial.

We have a marketing staff of three people whose duties include marketing as well as other duties with respect to our products. During 2005, we engaged a third party fulfillment center to provide fulfillment of our products. Our personnel handle order processing, marketing and customer service related to the direct response sales of the products.

We use our direct marketing capability to introduce the most of our products or test customer response to the product. Based on the response to our direct marketing campaign, we can change the product presentation or its packaging to address the issues which we believe are of concern to consumers.

At December 31, 2005 our order backlog approximated $160,000 of which substantially all has been shipped in 2006.

Product Development

During 2005 we began the internal development of our own brand of products. We identify new and or developing market trends within the retail and direct response industry and create our own brand name and packaging for the products. Historically, we have used third party manufacturers to produce the products. We do not perform traditional research and development activities but rather develop the creative packaging and marketing plan for distributing the products. All of our internal product development costs are charged to operations as they are incurred.

Our Suppliers

We do not manufacture any of our products. In general, our products are manufactured either by third party suppliers pursuant to purchase orders that we place. We purchase products for which we have distribution rights from the party who granted us the rights or from its authorized manufacturers. Because our product volume is low, we are not able to take advantage of quantity pricing from our suppliers. To the extent that we are able to increase our volume of products significantly, we expect that we will be able to reduce the cost of our products. However, we cannot assure you that we will be able to generate sufficient volume to enable us to significantly reduce the cost of our products.

PART I
Item 1. Description of Business

Major Customers

Our customers for our products are generally mass merchandising retail companies, including some of the largest retailers in the United States. To the extent that we are dependent upon one or more of these retailers, we may be subject to their policies on such matters as the time of delivery and payment as well as their cancellation and return policies. It may be necessary for us to accept such terms in order to generate the business. The following table sets forth the percentage of revenue derived by the Company from those customers which accounted for at least 10% of consolidated revenues during the applicable periods:

Customer	2005	2004
Customer A	49%	*
Customer B	17%	21%
Customer C	**	67%

*  Not a customer during this period.
** Not a customer during this period and no longer a customer.

Intellectual Property

Our E-70 trade name is a registered trademark. We have pending trademark applications filed for our Dermafresh and D-Shed. We license the rights for those products for which we have distribution rights. We acquired the rights to the Dermafresh and Miko products, including the formulations for those products.

Competition

The marketing communications business is highly competitive, with agencies of all sizes and disciplines competing primarily on the basis of reputation and quality of service to attract and retain clients and personnel. Companies such as WPP Group, Omnicom Group, Interpublic Group, Digitas, ChoicePoint Precision Marketing and Havas generally serve large corporations with consolidated or business unit sales from direct marketing in excess of $100 million. Additionally, based on agency direct marketing revenues published in the trade journal Advertising Age’s 2004 Agency Survey, our research indicates that there are approximately 36 agencies with direct marketing revenues ranging from $10 million to $244 million and more than 70 agencies with direct marketing revenues ranging from at least $1 million to $10 million. We intend to seek a market niche by providing a full level of service quality that users of direct marketing services may not receive from our larger competitors. Most of our advertising clients are smaller companies that would not typically be sought by the major advertising and marketing companies.

The markets in which our products are sold are highly competitive. Our products compete with products of many large and small companies, including well-known global competitors, such as The Proctor & Gamble Company, Johnson & Johnson, Revlon, Inc. and Guthy-Renker. Each product which we introduce competes with major manufacturers and distributors. We market our products with advertising, promotions and other vehicles to build awareness of our brands in conjunction with an extensive sales force including direct response advertising. We believe this combination provides the most efficient method of marketing for these types of products. Product quality, performance, value and packaging are also important competitive factors. We believe that we gain a certain level of competitive advantage by utilizing cost savings from our direct response advertising sector which provides us with a lower overall advertising cost to promote our products.

In marketing our products we also compete with the major companies in seeking shelf space and in placing displays in prime locations within a store. The ability to obtain shelf space and to display our products in the stores is crucial to generating business, especially for products, such as ours, that are not as well knows as the products which are manufactured and marketed by some of the largest skin care and food products companies in the world. After an initial order, retail outlets, especially mass marketing retailers, decide on whether and how much to order and where to display the product in the store based on their perception of the consumer response to the product. Thus, without good shelf space or displays for an initial order, it may be difficult for a new product to generate a favorable consumer response which in turn affects the willingness of the retailer to make further purchases.

Employees

As of December 31, 2005 we had approximately thirty full-time employees.

PART I
Item 2. Description of Property.

We lease 20,394 square feet of office and warehouse space in a warehouse complex located at 1141 S. Rogers Circle, Boca Raton, Florida under a lease, which expires in October 2015 and which has a current annual rent is $310,000. We also lease 6,658 square feet of executive office space located at 1515 N. Federal Highway, Boca Raton, Florida under a lease, which expires in March of 2010 and which has a current annual rent of $149,000. We leases 846 square feet of office space in Bentonville, Arkansas under lease which expires in November 2008 for which we pay annual rent of $15,000. All of our leases include standard escalation provisions. We believe that our current space is adequate for our immediate and near term requirements and that additional space is available on commercially reasonable terms.

PART I
Item 3. Legal Proceedings.

On or about January 17, 2005, Paul Spinner instituted a lawsuit in U.S. District Court, Southern District of Florida, against Mr. Acunto and our subsidiary, Adsouth, Inc. Upon an initial investigation, we consider the allegations to relate to a private business transaction between Paul Spinner and Mr. Acunto. Accordingly, on March 2, 2006, Mr. Acunto executed an Indemnification and Hold Harmless Agreement in favor of Adsouth, Inc., which addresses the cost of defense of the legal proceedings and an indemnification of Adsouth, Inc. in the event of any adverse finding against Adsouth, Inc. The case is in its initial discovery stage and we are unable to determine the potential impact of the litigation on us or our operations.

In the normal course of business we may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

PART I
Item 4. Submission of Matters to a Vote of Security Holders.

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

Quarter Ended	High Bid	Low Bid
March 31, 2004	$4.65	$1.35
June 30, 2004	$3.23	$1.13
September 30, 2004	$3.45	$0.77
December 31, 2004	$2.03	$1.14

March 31, 2005	$1.05	$0.20
June 30, 2005	$0.92	$0.51
September 30, 2005	$0.65	$0.17
December 31, 2005	$0.40	$0.22

As of December 31, 2005 the number of stockholders of record holding our common stock was approximately 400.

We have not paid dividends on our common stock. We plan to retain future earnings, if any, for use in our business and, accordingly, we do not anticipate paying dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information relating to equity compensation plans as of December 31, 2005

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,998,815	$0.59	1,120
Equity compensation plan not approved by security holders	12,893,348	$1.28	-

Issuances that were not approved by security holders consist of warrants issued to brokers in connection with the private placement transactions in 2005.

In March 2006, we amended our 2005 long-term incentive plan to (i) increase the number of shares subject to the plan from 1,870,000 shares to 3,120,000 shares and (ii) to provide that the annual grant to independent directors for 2006 be changed to options to purchase 25,000 shares of common stock at $.32 per share, being the market price on the date of grant, in lieu of an option to purchase 10,000 shares of common stock on April 1, 2006. The amendment to the plan, including the amended grant of options to officers, is subject to stockholder approval. The information concerning the amendment to the plan is included under “Equity compensation plans not approved by security holders” since, as of the date of this report, stockholder approval had not been obtained.

PART II
Item 6. Management's Discussion and Analysis or Plan of Operation.

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

In our products sector we sell, both through our direct marketing operations and sales to retail stores, a range of products, some of which are not related to the others and have different distribution channels. During 2004, we generated revenue from only one product line, our Dermafresh product line, which we acquired in February 2004 and introduced to the market in June 2004. Since December 31, 2004, we have either acquired or obtained marketing rights to a number of additional products and our strategy contemplates that we will seek to acquire additional products. There is typically a period of several months from the time that we acquire the right to distribute a product until we generate revenue from that product. During this period, we are engaged in marketing activities and thus are incurring costs before we can generate any revenue from a product. Before we sell our products to retail accounts, we use our direct marketing capability to introduce the product to market.

In October 2005, we leased a warehouse facility for the purpose of maintaining our inventory and fulfilling our product sales orders. During the fourth quarter of 2005 we began fulfillment operations from our newly leased facilities. In December 2005, the inventory that was held at the third party warehousing facility was transferred to our new facility from the third party fulfillment that we used for order processing for most of our orders during 2005. We purchase our products from third parties. The price we pay for our products is affected by the amount of our purchases. To the extent that we increase our volume we may be able to take advantage of more favorable pricing for the products we sell. Other than products that we own, we have exclusive distribution rights for only a short term.

Our available cash affects our ability to purchase products and generate sales. Although we have a factoring agreement, we can only receive funds under that agreement after we have shipped goods pursuant to purchase orders and generated accounts receivable (see Note 1. “Summary of Significant Accounting Policies”). We do not have a credit facility which would enable us to purchase inventory in order to fill orders we have received. The lack of inventory financing together with the failure of a major advertising client to pay a significant receivable impaired our ability to purchase inventory and make sales during the fourth quarter of 2004 and the first month and a half of 2005. The receipt of net private placement proceeds of approximately $2,820,000 enabled us to increase our purchases of inventory, resulting in increased sales, for the lip enhancement product, which was introduced in April 2005, the e70 skin care product line which was introduced in June 2005 and the Hercules Hook product which was introduced in September 2005.

The terms on which we sell products to retailers provide for payment from 30 to 60 days from shipment. Generally, our product and packaging purchases require us to pay a deposit ranging from 25% to 50% of the purchase price with the balance being due 30 to 60 days from the shipment date. As a result of these terms, we are required to pay for a significant portion of our cost of goods in advance of receiving payment from our retail customers. Our agreements with two national retailers provide for payment by the retailers on a “pay on scan” basis, which means that the retailers do not pay us until they sell the products. For 2005 we have recognized revenue on these shipments only for the products that were sold by the pay on scan retailers. At December 31, 2005, approximately $947,000 of shipments was not reflected as sales under the pay on scan arrangements. We believe that these agreements are an effective way of placing our products in major retail chains and generating consumer acceptance of our products. In order to finance the costs of our pay on scan shipments we obtained a $1,000,000 demand loan from an unaffiliated third party on which we pay interest at 18% per annum. In order to shorten the time period in which we receive cash on our retail shipments we have sold invoices of certain of our retail customers to a factoring company. The terms of our factoring agreement allow us to receive an advance payment of 80% of the invoice amounts for approved customers. However, under the agreement with the factor, we do not receive any funds from the factor until the products are shipped and invoiced.

PART II
Item 6. Management's Discussion and Analysis or Plan of Operation.

Although we believe that our working capital, combined with our credit facilities and cash flow from operations will provide us with sufficient cash to meet our immediate cash requirements, to the extent that we are able to increase our business or develop or acquire rights to new products, we may require additional cash, and our failure to obtain the necessary cash could impair our ability to grow. Because of our cash position, we have been required to borrow $2 million at 18% per annum. Of this amount, $1 million was borrowed in 2006 by Genco Power Solutions, Inc. to finance the start-up phase of its operations, and we borrowed $1 million to finance the inventory which we transferred to two retailers for sale on a pay on scan basis. The loan to Genco Power Solutions is payable in monthly installments through March 15, 2007, and is secured by a security interest in substantially all of Genco’s assets. In connection with that loan, we issued to the lender a 7% interest in Genco Power Solutions. The $1 million loan to finance our pay on scan inventory is a demand note. Both loans are guaranteed by John P. Acunto, Jr., a principal stockholder and consultant to us.

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

PART II
Item 6. Management's Discussion and Analysis or Plan of Operation.

Stock-Based Compensation

Our most significant expense in 2004 was $4,488,000 of non-cash stock based compensation expense representing the fair value of common stock that was granted to employees, including officers, and consultants during 2004. The stock grants were used to obtain consulting services from third parties and to attract qualified employees. Non-cash stock based compensation expense for 2005 was $264,000.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment.” Statement 123(R) will provide investors and other users of financial statements with more complete financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net earnings would have been had the preferable fair-value-based method been used. Public entities that are small business issuers will be required to apply Statement 123(R) as of the first annual reporting period that begins after December 15, 2005. Prior to 2006 we recognized the expense of options or similar instruments issued to employees using the intrinsic value based method. Beginning with the first quarter of 2006, we will be required to recognize expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments.

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

Income Taxes

We provide for federal and state income taxes currently payable, as well as for those deferred because of temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. The effect of a change in tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income taxes to the amount that is more likely than not to be realized. As of December 31, 2005, we had net operating loss carry-forwards approximating $3,486,000. Pursuant to Section 382 of the Internal Revenue Code, utilization of these losses may be limited in the event of a change in control, as defined in the Treasury regulations. Approximately $130,000 of net operating losses incurred prior to January 4, 2004 is limited to $26,000 per year due to the change of control that resulted from the January 1, 2004 reverse acquisition. Approximately $2.3 million of net operating losses incurred from January 1, 2004 through June 17, 2005 are limited to $651,000 per year due to the June 17, 2005 private placement of the series B preferred stock. There was no tax benefit or expense for 2005 and 2004.

PART II
Item 6. Management's Discussion and Analysis or Plan of Operation.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements, financings or other relationships with unconsolidated entities known as “Special Purpose Entities.”

New Accounting Pronouncements

In October 2004, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached in Emerging Issues Task Forces (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Shares.” The EITF states that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have an effect on the Company’s financial statements for 2005 as such convertible instruments would have been anti-dilutive. Such convertible instruments may dilute earnings per share, if any, in the future.

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

Results of Operations

The following table sets forth selected financial information for our two operating sectors for 2005 and 2004 in terms of dollars and percentage.

	Advertising	Products	Total
Year Ended December 31, 2005:
Revenues	$7,730,000	$5,584,000	$13,314,000
Costs and expenses (excluding non cash stock based compensation expense and non-recurring payments)	(7,230,000)	(5,524,000)	(12,754,000)
	500,000	60,000	560,000
Payments to settle arbitration and litigation matters	(100,000)	(25,000)	(125,000)
Non cash stock based compensation	(141,000)	(123,000)	(264,000)
Operating income (loss)	259,000	(88,000)	171,000
Discount on receivables sold to factor	-	(70,000)	(70,000)
Interest expense on line of credit and notes payable	(16,000)	(51,000)	(67,000)
Other income (expense), net	(11,000)	5,000	(6,000)
	232,000	(204,000)	28,000
Non cash interest expense from the amortization of debt discount on convertible securities	(53,000)	(107,000)	(160,000)
Loss on early debt extinguishment	($179,000)	(358,000)	(537,000)
Net loss	-	($669,000)	($669,000)

PART II
Item 6. Management's Discussion and Analysis or Plan of Operation.

	Advertising	Products	Total
Year Ended December 31, 2004:
Revenues	$2,925,000	$1,119,000	$4,044,000
Costs and expenses (excluding non cash stock based compensation expense)	(3,495,000)	(1,820,000)	(5,315,000)
	(570,000)	(701,000)	(1,271,000)
Non cash stock based compensation	(3,718,000)	(770,000)	(4,488,000)
Operating loss	(4,288,000)	(1,471,000)	(5,759,000)
Discount on receivables sold to factor	-	(15,000)	(15,000)
Interest expense on line of credit and notes payable	-	(23,000)	(23,000)
Other income (expense), net	(14,000)	--	(14,000)
Net loss	($4,302,000)	($1,509,000)	($5,811,000)

Advertising

Advertising revenues in 2005 increased $4,805,000, or 164%, compared to 2004. During 2005, marketing, consulting and media placement services revenues were generated from nineteen customers of which 84% was from Customer A which was not a customer in 2004. Substantially all of the advertising revenues for 2004 were from Customer C which has not been a customer subsequent to 2004. The media placement and production costs increased $4,481,000, or 433%, from 2004. Advertising revenues in 2005 compared to 2004 were more heavily concentrated in media placement as compared to commercial production which resulted in a lower overall return from 65% to 29%.

We are continuing our efforts to broaden our customer base for the advertising sector, and we are seeking to use our advertising program for our product division as a promotion for our advertising services for other potential new direct response marketing clients.

Selling, administrative and other expenses for 2005 for our advertising sector were $1,955,000, compared to $6,178,000 for 2004. Advertising’s operating expenses during 2004 include $3,718,000 of non-cash stock-based compensation expense compared to $141,000 for 2005. Operating expenses for 2005 includes $100,000 for the settlement of an arbitration with the Screen Actors Guild. Recurring operating expenses for the advertising sector decreased by $746,000 primarily from a reduction of executive payroll related to the advertising sector.

Advertising’s interest expense for 2005 was $69,000 of which $63,000 relates to the convertible notes that were issued in February and May of 2005, including $53,000 of amortized discount on the convertible note issuance. Advertising did not have interest expense for 2004.

On June 17, 2005, we completed a private placement of our series B preferred stock of which a portion of the proceeds were used to pay our convertible notes that were issued in February and May 2005. As a result of such early extinguishment, for 2005, the advertising sector recorded a loss on early debt extinguishment of $179,000.

Advertising broke even for 2005 compared to a net loss of $4,302,000 for 2004.

Products

Our first product was the Dermafresh microdermabrasion kit skin care product, which we acquired in February 2004 and introduced in June 2004. As a result, we did not generate any revenue or incur any expenses from our products until June 2004. Product revenues for 2005 increased $4,465,000, or 399%, compared to 2004. During 2005 product revenues were generated from direct response sales and thirty-one retail customers of which 39% was from sales to Customer B and 14% was from Customer E. During 2004, 67% of product revenues were from Customer B.

PART II
Item 6. Management's Discussion and Analysis or Plan of Operation.

The following table summarizes our product sector revenues for 2005 and 2004:

Product Line	2005	%	2004	%
Simon Cosmetics	$2,375,000	43%	-	-
e70	1,443,000	26%	-	-
Dermafresh	1,045,000	18%	$1,119,000	100%
Extreme Beam and Cliplight	332,000	6%	-	-
Hercules Hook	246,000	4%	-	-
D-Shed	131,000	2%	-	-
Other	12,000	1%	-	-
	$5,584,000	100%	$1,119,000	100%

Our product sector’s gross margin was 50% for 2005 and 46% for 2004. The higher gross margin in 2005 results from the change in product mix. Our margin on the Simon Cosmetics line is lower than on our other products due to higher costs. However, the lower margins earned on the Simon Cosmetics line was more than offset by the higher margins earned on the e70 product line. We also shipped products to two large national retailers on a pay on scan basis. During 2005 we did not recognize revenue from those sales until such retailers sold the items to the consumers. We believe that it was important to establish a presence for our products in such markets and that the ultimate sell through by these retailers will help us achieve our long-term sales objectives. As of December 31, 2005, $947,000 of such shipments was not recognized as revenue, the cost of which is included as inventory.

The product sector’s selling, administrative and other expense for 2005 was $2,860,000 compared to $1,983,000 for 2004. The product sector’s operating expenses during 2004 include $770,000 of non-cash stock-based compensation expense compared to $123,000 for 2005. Operating expenses for 2005 includes $25,000 for the settlement of litigation. Recurring operating expenses for the product sector increased by $1,499,000 due primarily to increased in salaries. Our overall headcount increased from eight at December 31, 2004 to thirty at December 31, 2005 of which a majority of the new hires were for the product sectors sales and fulfillment staff. We also increased our product sector overhead in the fourth quarter from the increased rent and start-up costs related to the new warehouse and fulfillment facility.

The product sector’s interest expense during of 2005 was $158,000 of which $130,000 relates to the convertible notes that were issued in February and May of 2005, including $107,000 of amortized discount on the convertible note issuance. During 2005 and 2004, interest expense related to notes payable was $28,000 and 23,000, respectively.

Discounts on receivables sold to a factor were $70,000 and $15,000 for 2005 and 2004, respectively. We pay a fixed discount on factored invoices of .75% and a variable discount of a base rate, as quoted from time to time by the factoring company, plus 2% on the amounts that are initially advanced to us for the period of time that such amounts remain outstanding. The effective rate of the variable discount as of December 31, 2005 was 9.25%. During 2005 and 2004, the Company sold $3,620,000 and $928,000, respectively, of receivables.

On June 17, 2005, we completed a private placement of our series B preferred stock of which a portion of the proceeds were used to pay all our convertible notes that were issued in February and May 2005. As a result of such early extinguishment, for 2005, the product sector recorded a loss on early debt extinguishment of $358,000.

The product sector’s net loss for 2005 was $669,000 compared to $1,509,000 for 2004.

Overall

As a result of the foregoing, we incurred consolidated net loss for 2005 of $669,000 compared to a loss of $5,811,000 for 2004. In connection with the private placement completed on June 17, 2005, the fair value of the securities issued (including the preferred stock and warrants to purchase common stock) when compared to the net proceeds resulted in a beneficial conversion feature that approximated $1,344,000. For purposes of calculating the net loss attributable to common stockholders, such beneficial conversion feature is considered a deemed dividend and is deducted from the net loss for purposes of calculating basic and fully diluted loss per share. Including the deemed dividend, the net loss attributable to common stockholders for 2005 and was $2,013,000 and $5,811,000, respectively, and the basic and fully diluted loss for such periods was $.26 and $1.05, respectively.

PART II
Item 6. Management's Discussion and Analysis or Plan of Operation.

Financial Condition

At December 31, 2005, we had available working capital of approximately $1,841,000 compared to a working capital deficiency of $916,000 at December 31, 2004. The following table details changes in components of working capital during 2005.

As of December 31,	2005	2004	Change
Cash	$1,429,000	$38,000	$1,391,000
Certificate of deposit (restricted)	103,000	100,000	3,000
Accounts receivable - net	967,000	36,000	931,000
Due from factor	154,000	-	154,000
Inventory	1,959,000	186,000	1,773,000
Prepaid media	289,000	-	289,000
Other current assets	234,000	34,000	200,000
Accounts payable	(810,000)	(475,000)	(335,000)
Accrued expenses	(306,000)	(481,000)	175,000
Deferred media revenue	(1,029,000)	-	(1,029,000)
Current debt	(1,149,000)	(354,000)	(795,000)
Working capital (deficiency)	$1,841,000	($916,000)	$2,757,000

The most significant increases to working capital were inventory, cash and accounts receivable. At December 31, 2005, $644,000 of inventory are the costs of products shipped to two large national retailers on which sales are made on a pay on scan basis, whereby in 2005 we did not recognize sales nor the cost of goods sold, until such retailers sell the items to the consumers. The remaining inventory costs are related to inventory items on-hand for products including the Dermafresh line, e-70, Hercules Hook, D-Shed and other products which are actively marketed.

As of December 31, 2005, 30%, 21% and 14% of the Company’s accounts receivable were due from Customer B, Customer D and Customer E, respectively. During the last three months of 2004, product shipments were not significant and all but $36,000 of the invoices related to 2004 shipments had been collected as of December 31, 2004. During 2005 product shipments were $5,584,000, of which $1,663,000 was shipped in December 2005 a significant portion of which are included in outstanding receivables as of December 31, 2005. The terms that we have with the retailers, other than those whose shipments are on a pay on scan basis, for our product shipments range from 30 to 60 days from shipment. During January 2006, approximately $551,000 of the December 31, 2005 receivables was sold to our factor.

The increase in cash reflects $500,000 of proceeds from the second funding of an 18% demand note made in December 2005 plus the net difference between deferred media revenue received from advertising customers in advance of media airing dates and prepaid media costs paid to networks in advance of the media airing dates.

On September 22, 2004, we executed an agreement with our factor pursuant to which we may sell qualified receivables without recourse to us. We pay the factor a fixed discount of .75% of the gross amount of receivables sold to them and we are advanced 80% of the gross amount of such receivables. The remaining 20% of the gross amount of any receivables sold is held as a reserve by the factoring company until such time as the receivable is collected by the factoring company. We pay a variable discount of a base rate, as quoted from time to time by the factoring company, plus 2% on the amounts that are initially advanced to us until the factor collects the receivable from the customer. The effective rate of the variable discount as of December 31, 2005 was 9.25%. During 2005 and 2004, the Company sold $3,620,000 and $928,000, respectively, of receivables.

The increase in other current assets is due primarily to deposits paid to vendors for product purchases.

PART II
Item 6. Management's Discussion and Analysis or Plan of Operation.

The significant increase in accounts payable is due to primarily to our increased purchases of inventory. Generally, our product and packaging suppliers require us to pay a deposit ranging from 25% to 50% of the purchase price with the balance being due 30 to 60 days from the shipment date. Deposits which are paid in advance to our vendors are included in prepaid and other assets.

Current debt increased by $795,000. During 2005, we shipped products to two large national retailers on a pay on scan basis. In order to obtain working capital to fund the costs of shipping to these two retailers, on December 20, 2005, we borrowed $1,000,000 from a non-affiliated lender. The note is a demand note that bears interest at 18% per annum and is guaranteed by John P. Acunto, Jr., our principal shareholder. In consideration for his guarantee, we paid Mr. Acunto the sum of $50,000, which was charged to operations in 2005. The loan requires quarterly interest payments and principal payments in an amount equal to collections from the two pay on scan retailers. This note also requires us to make our best efforts to carve-out the inventory and receivables related to the two pay on scan retailers from the blanket security position held by a factoring company. In addition, during 2005 we repaid a $250,000 promissory note which was issued in July 2004 and we executed three vehicle loans and two machinery and equipment loans of which the current portion is $38,000 as of December 31, 2005. As of December 31, 2005, the outstanding balance on our bank line-of-credit was $100,000. The bank line-of-credit expired on July 8, 2005 and was renewed by the bank until July 8, 2006, and is fully collateralized with a $100,000 certificate of deposit held by the bank. In March 2005 we paid-off the balance on the bank line-of-credit and closed it.

On February 10, 2006, Genco Power Solutions, Inc., our 66% owned subsidiary entered into a loan agreement with a non-affiliated lender which provides for a $1,000,000 loan (See Note 17. “Subsequent Events”). The terms of the loan agreement provides for an initial draw of $500,000, which loan was made on February 10, 2006, and a second draw of $500,000 which was made on March 15, 2006. The loan bears interest at 18% per annum, requires an interest only payment for the first month and twelve payments thereafter consisting of $41,667 of principal plus accrued interest. The loan is guaranteed by Mr. John P. Acunto, Jr., our principal stockholder, for which he received consideration of fifty thousand dollars from Genco Power Solutions, Inc. In addition the lender holds a security interest in all of Genco Power Solutions, Inc.'s assets. Pursuant to the loan agreement, the lender received 7% of Genco Power Solutions, Inc.'s common stock and has a right of first refusal to provide customer financing for the sale of Genco Power Solutions, Inc.'s generator systems. Also, after 18 months, the lender has the right to cause us to purchase the lender's shares of Genco Power Solutions, Inc. common stock at a negotiated price of no less than 3.5 times Genco Power Solutions, Inc.'s trailing twelve month's income before interest, depreciation, amortization and income taxes.

Guidance and Outlook

On February 15, 2006 we filed an 8-K current report reporting the issuance of a press release in which we disclosed projected revenues of at least $5,500,000 for the three months ended March 31, 2006.

In February, May and June of 2005 we received net proceeds, after payment of brokerage and legal fees, of approximately $2.8 million from the sale of our securities. In December 2005 and February 2006 we obtained two $1,000,000 loans to: (i) finance our shipments to pay on scan customers and (ii) provide us with working capital for Genco Power Solutions, Inc. Because of our cash position and net losses, the only funding source available to us required us to pay 18% interest and, with the respect to the Genco Power Solutions loan, to provide the lender with a 7% interest in Genco Power Solutions. Although we believe that these financings will provide us with sufficient funds to enable us to continue our operations at least through 2006, it is possible that we may require additional funds before that time, and we cannot assure you that we will be able to raise any funds which we may require or that our lender holding the $1.0 million demand note will not demand payment. To the extent that our business grows at a rate higher than projected or that we develop or obtain rights to products, our inability to have a credit facility based on inventory and accounts receivable rather than a factoring arrangement could inhibit our growth. We cannot assure you that we will be able to obtain a credit facility that provides us with an increased borrowing base based on both accounts receivable and inventory.

PART II
Item 7. Financial Statements

ADSOUTH PARTNERS, INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	28

Sector Statements of Operations for the Years Ended December 31, 2005
and 2004	29

Consolidated Statements of Operations for the Years Ended December 31, 2005
and 2004	30

Sector Balance Sheet as of December 31, 2005	31-32

Consolidated Balance Sheet as of December 31, 2005	33

Sector Statements of Cash Flows for the Years Ended December 31, 2005
and 2004	34-35

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005
and 2004	36-37

Consolidated Statement of Changes in Capital Deficiency for the
Year Ended December 31, 2004	38

Consolidated Statement of Changes in (Capital Deficiency) Stockholders’
Equity for the Year Ended December 31, 2005	39

Notes to Consolidated Financial Statements	40-61

PART II
Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Adsouth Partners, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Adsouth Partners, Inc. and Subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, changes in (capital deficiency) stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004. In addition, we have audited the accompanying sector balance sheet and the related sector statements of operations and cash flows, presented for purposes of additional analysis, for the years ended December 31, 2005 and 2004. These consolidated and sector financial statements (collectively, the “financial statements”) are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Adsouth Partners, Inc. and Subsidiaries as of December 31, 2005, and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying sector balance sheet and the related sector statements of operations and of cash flows, presented for purposes of additional analysis, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Marcum & Kliegman LLP

New York, New York
February 25, 2006, except for Note No. 17(b) which is as of March 15, 2006 and Note 17(c) which is as of March 28, 2006.

PART II
Item 7. Financial Statements

Adsouth Partners, Inc. and Subsidiaries
Sector Statements of Operations
For the Year Ended December 31,	2005	2004
ADVERTISING
Revenues	$7,730,000	$2,925,000
Costs and expenses
Media placement and production costs	5,516,000	1,035,000
Selling, administrative and other expense (includes non cash stock based compensation of $141,000 and $3,718,000,respectively, for the years ended December 31, 2005 and 2004)	1,955,000	6,178,000
Total costs and expenses	7,471,000	7,213,000
Operating income (loss) - Advertising	259,000	(4,288,000)
Interest income	2,000	-
Interest expense	(69,000)	-
Loss on sale of marketable securities	(13,000)	(10,000)
Other expense	-	(4,000)
Loss on early debt extinguishment	(179,000)	-
Net loss - Advertising	-	(4,302,000)

PRODUCTS
Revenues	5,584,000	1,119,000
Costs and expenses
Cost of sales	2,812,000	607,000
Selling, administrative and other expense (includes non cash stock based compensation of $123,000 and $770,000, respectively, for the years ended December 31, 2005 and 2004)	2,860,000	1,983,000
Total costs and expenses	5,672,000	2,590,000
Operating loss - Products	(88,000)	(1,471,000)
Interest income	5,000	-
Discount on receivables sold to factor	(70,000)	(15,000)
Interest expense	(158,000)	(23,000)
Loss on early debt extinguishment	(358,000)	-
Net loss - Products	(669,000)	(1,509,000)

TOTAL COMPANY
Net loss	(669,000)	(5,811,000)
Deemed dividend-series B preferred stock	(1,344,000)	-
Net loss attributable to common stockholders	($2,013,000)	($5,811,000)

AMOUNTS PER SHARE OF COMMON STOCK
Loss per common share;
Basic	($0.26)	($1.05)
Diluted	($0.26)	($1.05)

Weighted average number of common shares:
Basic	7,666,172	5,559,674
Diluted	7,666,172	5,559,674

The accompanying notes are an integral part of these consolidated financial statements.

PART II
Item 7. Financial Statements

Adsouth Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Year Ended December 31,	2005	2004
Revenues
Advertising	$7,730,000	$2,925,000
Products	5,584,000	1,119,000
Revenues	13,314,000	4,044,000
Costs and expenses
Media placement and production costs - advertising	5,516,000	1,035,000
Cost of sales - products	2,812,000	607,000
Selling, administrative and other expense (includes non cash stock based compensation of $264,000 and $4,488,000, respectively, for the years ended December 31, 2005 and 2004)	4,815,000	8,161,000
Total costs and expenses	13,143,000	9,803,000
Income (loss) from operations	171,000	(5,759,000)
Interest income	7,000	-
Discount on receivables sold to factor	(70,000)	(15,000)
Interest expense	(227,000)	(23,000)
Loss on sale of marketable securities	(13,000)	(10,000)
Other expense	-	(4,000)
Loss on early debt extinguishment	(537,000)	-
Net loss	(669,000)	(5,811,000)
Deemed dividend-series B preferred stock	(1,344,000)	-
Net loss attributable to common stockholders	($2,013,000)	($5,811,000)

AMOUNTS PER SHARE OF COMMON STOCK
Loss per common share;
Basic	($0.26)	($1.05)
Diluted	($0.26)	($1.05)

Weighted average number of common shares:
Basic	7,666,172	5,559,674
Diluted	7,666,172	5,559,674

The accompanying notes are an integral part of these consolidated financial statements.

PART II
Item 7. Financial Statements

Adsouth Partners, Inc. and Subsidiaries
Sector Balance Sheet
As of December 31, 2005

ASSETS
ADVERTISING
Cash	$1,428,000
Certificate of deposit (restricted)	103,000
Accounts receivable - net	24,000
Current portion of deferred charge, related party	67,000
Prepaid media	289,000
Prepaid expenses and other current assets	9,000
Total advertising current assets	1,920,000
Property and equipment - net	369,000
Deferred charge, related party - net of current portion	100,000
Deposits	52,000
Total advertising assets	2,441,000

PRODUCTS
Cash	1,000
Accounts receivable - net	943,000
Due from factor	154,000
Inventory	1,959,000
Prepaid expenses and other current assets	158,000
Total product current assets	3,215,000
Property and equipment - net	209,000
Investment in product line rights - net	148,000
Deposits	10,000
Total product assets	3,582,000
TOTAL ASSETS	$6,023,000

(continued)
The accompanying notes are an integral part of these consolidated financial statements.

PART II
Item 7. Financial Statements

Adsouth Partners, Inc. and Subsidiaries
Sector Balance Sheet
As of December 31, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY
ADVERTISING
Accounts payable	$27,000
Deferred revenues	1,029,000
Accrued expenses	59,000
Current portion of notes payable	11,000
Current portion of capital lease obligations	5,000
Total advertising current liabilities	1,131,000
Notes payable - net of current portion	37,000
Capital lease obligations - net of current portion	17,000
Total advertising liabilities	1,185,000

PRODUCTS
Accounts payable	783,000
Accrued expenses	247,000
Bank line of credit	100,000
Demand note payable	1,000,000
Current portion of notes payable	27,000
Current portion of capital lease obligations	6,000
Total products current liabilities	2,163,000
Notes payable - net of current portion	101,000
Capital lease obligations - net of current portion	23,000
Total products liabilities	2,287,000

Contingencies and commitments (see Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value; 10,000,000 shares authorized, 1,500,000 designated as series B convertible preferred stock, 1,166,557 issued and outstanding	-
Common stock, $.0001 par value; 60,000,000 shares authorized, 8,197,599 issued and outstanding	1,000
Additional paid-in capital	9,521,000
Notes receivable - stockholder	(20,000)
Deferred compensation	(471,000)
Accumulated deficit	(6,480,000)
Total stockholders’ equity	2,551,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,023,000

The accompanying notes are an integral part of these consolidated financial statements.

PART II
Item 7. Financial Statements

Adsouth Partners, Inc. and Subsidiaries
Consolidated Balance Sheet
As of December 31, 2005

ASSETS
Cash	$1,429,000
Certificate of deposit (restricted)	103,000
Accounts receivable - net	967,000
Due from factor	154,000
Inventory	1,959,000
Current portion of deferred charge, related party	67,000
Prepaid media	289,000
Prepaid expenses and other current assets	167,000
Total current assets	5,135,000
Property and equipment - net	578,000
Investment in product line rights - net	148,000
Deferred charge, related party - net of current portion	100,000
Deposits	62,000
TOTAL ASSETS	$6,023,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$810,000
Deferred revenues	1,029,000
Accrued expenses	306,000
Bank line of credit	100,000
Demand note payable	1,000,000
Current portion of notes payable	38,000
Current portion of capital lease obligations	11,000
Total current liabilities	3,294,000
Notes payable - net of current portion	138,000
Capital lease obligations - net of current portion	40,000
Total liabilities	3,472,000

Contingencies and commitments (see Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value; 10,000,000 shares authorized, 1,500,000 designated as series B convertible preferred stock, 1,166,557 issued and outstanding	-
Common stock, $.0001 par value; 60,000,000 shares authorized, 8,197,599 issued and outstanding	1,000
Additional paid-in capital	9,521,000
Notes receivable - stockholder	(20,000)
Deferred compensation	(471,000)
Accumulated deficit	(6,480,000)
Total stockholders’ equity	2,551,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,023,000

The accompanying notes are an integral part of these consolidated financial statements.

PART II
Item 7. Financial Statements

Adsouth Partners, Inc. and Subsidiaries
Sector Statements of Cash Flows

	Advertising		Products
For the Year Ended December 31,	2005	2004	2005	2004
CASH FLOWS - OPERATING ACTIVITIES
Net loss	-	($4,302,000)	($669,000)	($1,509,000)
Adjustments to reconcile net loss to net cash - operating activities:
Stock based compensation	$141,000	3,718,000	123,000	770,000
Depreciation	26,000	8,000	13,000	1,000
Amortization of product line rights	-	-	49,000	11,000
Amortization of debt discount on convertible notes	53,000	-	107,000	-
Bad debt expense	15,000	484,000	24,000	31,000
Loss from sale of marketable securities	13,000	10,000	-	-
Loss on early debt extinguishment	179,000	-	358,000	-
Other operating adjustments	-	6,000	-	25,000
Changes in assets and liabilities
Accounts receivable	(40,000)	(668,000)	(931,000)	(67,000)
Inventory	-	-	(1,773,000)	(186,000)
Prepaid expense and other current assets	(297,000)	(1,000)	(126,000)	(32,000)
Deferred charge, related party	(167,000)	-	-	-
Accounts payable	(76,000)	86,000	415,000	370,000
Deferred revenues	978,000	51,000	(39,000)	39,000
Accrued expenses	(172,000)	240,000	211,000	35,000
Net cash - operating activities	653,000	(368,000)	(2,238,000)	(512,000)
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(323,000)	(47,000)	(182,000)	(10,000)
Purchase certificate of deposit, restricted	(3,000)	(100,000)	-	-
Proceeds from sale of marketable securities	160,000	-	-	-
Investment in product line rights	-	-	-	(125,000)
Deposits	(42,000)	(8,000)	(6,000)	(4,000)
Net cash - investing activities	(208,000)	(155,000)	(188,000)	(139,000)
CASH FLOWS FINANCING ACTIVITIES
Deferred financing costs	(80,000)	-	(160,000)	-
Capital lease payments	(3,000)	-	(2,000)	-
Proceeds from notes payable	50,000	-	1,134,000	250,000
Repayments of notes payable	(3,000)	-	(256,000)	-
Proceeds from bank line-of-credit	-	-	100,000	245,000
Repayments on bank line-of-credit	-	(145,000)	(100,000)	-
Due (from) to factor	-	-	(269,000)	113,000
Proceeds from exercise of stock options and warrants	33,000	130,000	107,000	-
Proceeds from issuance of common stock	-	560,000	-	43,000
Proceeds from issuance of convertible notes	487,000	-	973,000	-
Repayments of convertible notes	(257,000)	-	(513,000)	-
Cash proceeds from issuance of preferred stock	1,603,000	-	897,000	-
Offering costs	(123,000)	-	(246,000)	-
Inter sector advances	(762,000)	-	762,000	-
Net cash - financing activities	945,000	545,000	2,427,000	651,000

The accompanying notes are an integral part of these consolidated financial statements.				Continued

PART II
Item 7. Financial Statements

Adsouth Partners, Inc. and Subsidiaries
Sector Statements of Cash Flows

	Advertising		Products
For the Year Ended December 31,	2005	2004	2005	2004
Net change in cash	1,390,000	22,000	1,000	-
Cash - beginning of period	38,000	16,000	-	-
Cash - end of period	$1,428,000	$38,000	$1,000	-

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$15,000	-	$50,000	$16,000
Cash paid for income taxes	-	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

PART II
Item 7. Financial Statements

Adsouth Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

For the Year Ended December 31,	2005	2004
CASH FLOWS - OPERATING ACTIVITIES
Net loss	($669,000)	($5,811,000)
Adjustments to reconcile net loss to net cash - operating activities:
Stock based compensation	264,000	4,488,000
Depreciation	39,000	9,000
Amortization of product line rights	49,000	11,000
Amortization of debt discount on convertible notes	160,000	-
Bad debt expense	39,000	515,000
Loss from sale of marketable securities	13,000	10,000
Loss on early debt extinguishment	537,000	-
Other operating adjustments	-	31,000
Changes in assets and liabilities
Accounts receivable	(971,000)	(735,000)
Inventory	(1,773,000)	(186,000)
Prepaid expense and other current assets	(423,000)	(33,000)
Deferred charge, related party	(167,000)	-
Accounts payable	339,000	456,000
Deferred revenues	939,000	90,000
Accrued expenses	39,000	275,000
Net cash - operating activities	(1,585,000)	(880,000)
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(505,000)	(57,000)
Purchase certificate of deposit, restricted	(3,000)	(100,000)
Proceeds from sale of marketable securities	160,000	-
Investment in product line rights	-	(125,000)
Deposits	(48,000)	(12,000)
Net cash - investing activities	(396,000)	(294,000)
CASH FLOWS FINANCING ACTIVITIES
Deferred financing costs	(240,000)	-
Capital lease payments	(5,000)	-
Proceeds from notes payable	1,184,000	250,000
Repayments of notes payable	(259,000)	-
Proceeds from bank line-of-credit	100,000	245,000
Repayments on bank line-of-credit	(100,000)	(145,000)
Due (from) to factor	(269,000)	113,000
Proceeds from exercise of stock options and warrants	140,000	130,000
Proceeds from issuance of common stock	-	603,000
Proceeds from issuance of convertible notes	1,460,000	-
Repayments of convertible notes	(770,000)	-
Cash proceeds from issuance of preferred stock	2,500,000	-
Offering costs	(369,000)	-
Net cash - financing activities	3,372,000	1,196,000
Net change in cash	1,391,000	22,000
Cash - beginning of period	38,000	16,000
Cash - end of period	$1,429,000	$38,000

The accompanying notes are an integral part of these consolidated financial statements.

PART II
Item 7. Financial Statements

Adsouth Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Year Ended December 31,	2005	2004
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$65,000	$16,000
Cash paid for income taxes	-	-

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES

During the Year Ended December 31, 2005

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

During 2005, the Company issued options to consultants which, using the Black-Scholes option valuation formula, had an aggregate value of $736,000, which was recorded as an increase to deferred compensation expense. Such deferred compensation expense is being amortized pursuant to the terms of the underlying consulting agreement to which the related options were issued.

In 2005, the Company entered into capital lease obligations having an aggregate net present value of $34,000 resulting in a non cash increase in property and equipment of $7,000 to the advertising sector and $27,000 to the products sector.

During the Year Ended December 31, 2004

On March 31, 2004, the Company sold 333,333 shares of common stock to a related party for $1,002,000 of which $650,000 was paid with the issuance of a promissory note. On June 23, 2004, 157,894 of such shares were returned in cancellation of $635,000 of the related promissory note.

In 2004, the Company entered into a capital lease oblation having an aggregate net present value of $22,000 resulting in a non cash increase in property and equipment of $18,000 to the advertising sector and $4,000 to the products sector.

The accompanying notes are an integral part of these consolidated financial statements.

PART II
Item 7. Financial Statements

Adsouth Partners, Inc and Subsidiaries Consolidated Statement of Changes in Stockholders’ Equity (Capital Deficiency) For the Year Ended December 31, 2004

	Shares of Common stock Issued and Outstanding	Common Stock, Par Value	Additional Paid-in Capital	Deferred Compensation	Note Receivable Stockholder	Accumulated Deficit	Total
Balance at December 31, 2003	-	-	$22,000	-	-	($12,000)	$10,000
Equity section of Zenith Technology, Inc. (Note 1)	3,478,032	-	934,000	($783,000)	($20,000)	(131,000)	-
Transfer to additional paid-in capital upon reorganization	-	-	(131,000)	-	-	131,000	-
Capitalization of accumulated deficit at the time of the S-Corp revocation	-	-	(12,000)	-	-	12,000	-
Stock issued pursuant to stock grants (Note 13)	2,003,396	-	3,625,000	(130,000)	-	-	3,495,000
Grant of stock options (Note 13)	-	-	78,000	(78,000)	-	-	-
Exercise of stock options (Note 13)	150,000	-	130,000	-	-	-	130,000
Amortization of deferred compensation (Note 13)	-	-	-	$991,000	-	-	991,000
Stock issued for note receivable - related party (Note 12)	333,333	-	1,002,000	-	(650,000)	-	352,000
Cancellation of note receivable - related party upon return of previously issued stock (Note 12)	(157,894)	-	(650,000)	-	650,000	-	-
Stock issued in lieu of cash for interest expense	15,347	-	25,000	-	-	-	25,000
Sale of common stock	180,000	-	251,000	-	-	-	251,000
Net loss	-	-	-	-	-	(5,811,000)	(5,811,000)
Balance at December 31, 2004	6,002,214	-	$5,274,000	-	($20,000)	($5,811,000)	($557,000)

The accompanying notes are an integral part of these consolidated financial statements.

PART II
Item 7. Financial Statements

Adsouth Partners, Inc. and Subsidiaries Consolidated Statement of Changes in (Capital Deficiency) Stockholders’ Equity For the Year Ended December 31, 2005

	Shares of Series B Preferred Stock, Issued and Outstanding	Shares of Common Stock, Issued and Outstanding	Preferred Stock, Par Value	Common Stock, Par Value	Additional Paid-in Capital	Deferred Compensation	Note Receivable Stockholder	Accumulated Deficit	Total
Balance at December 31, 2004	-	6,002,214	-	-	$5,274,000	-	($20,000)	($5,811,000)	($557,000)
Net loss	-		-	-	-	-	-	(669,000)	(669,000)
Stock returned from settlements	-	(3,333)	-	-	-	-	-	-	-
Stock issued to acquire the Miko Brand assets (Note 1)	-	63,333	-	-	83,000	-	-	-	83,000
Securities issued in conjunction with the issuance of the convertible notes (Note 12)	-	1,891,033	-	$1,000	1,077,000	-	-	-	1,078,000
Securities returned upon the early extinguishment of the convertible notes (Note 12)	-	(570,833)	-	-	(936,000)	-	-	-	(936,000)
Issuance of series B convertible preferred stock(Note 12)	1,226,557	-	-	-	3,312,000	-	-	-	3,312,000
Offering costs	-	-	-	-	(370,000)	-	-	-	(370,000)
Series B convertible preferred stock conversion (Note 12)	(60,000)	540,000	-	-	-	-	-	-	-
Grant of stock options to consultants(Note 13)	-	-	-	-	736,000	($736,000)	-	-	-
Grant of warrants for placement fees (Note 13)	-	-	-	-	205,000	-	-	-	205,000
Exercise of stock options and warrants (Note 13)	-	275,185	-	-	140,000	-	-	-	140,000
Amortization of deferred stock based compensation (Note 13)	-	-	-	-	-	265,000	-	-	265,000
Balance at December 31, 2005	1,166,557	8,197,599	-	$1,000	$9,521,000	($471,000)	($20,000)	($6,480,000)	$2,551,000

The accompanying notes are an integral part of these consolidated financial statements.

PART II
Item 7. Financial Statements

Adsouth Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2005

1. Summary of Significant Accounting Policies

Organization

Adsouth Partners, Inc. (the "Company"), (formerly Zenith Technology, Inc.) is a publicly held Nevada corporation organized on December 2, 1998.

Changes in Control

On January 4, 2004, the Company, The Tiger Fund, Adsouth, Inc., John P. Acunto, Jr. and Angela E. Acunto entered into a share exchange transaction, pursuant to which the Tiger Fund transferred 1,866,667 shares of the Company’s common stock, par value $.0001 per share, it owned to Mr. Acunto and Ms. Acunto, who were the two shareholders of Adsouth, Inc., in exchange for their 100% equity ownership in Adsouth, Inc. (the “Adsouth Acquisition”). Upon the completion of the Adsouth Acquisition, control of the Company had changed whereby Mr. Acunto, and Ms. Acunto owned more than 50% of the total issued and outstanding common stock.

Because the Adsouth Acquisition resulted in the former owners of Adsouth, Inc. gaining control of the Company, the transaction is accounted for as a reverse acquisition. Effective on the acquisition date, the Company’s balance sheet includes the assets and liabilities of Adsouth, Inc. and its equity accounts have been recapitalized to reflect the equity of Adsouth, Inc. In addition, effective on the acquisition date, and for all reporting periods thereafter, the Company’s operating activities, including any prior comparative periods, will include only those of Adsouth, Inc.

Reverse Split

All share and per share information in these financial statements reflects a one-for-15 reverse split which became effective on March 25, 2005.

Nature of Operations

Since July 8, 2003 and throughout 2004, the Company has been engaged in providing advertising agency services specializing in direct response media campaigns. The Company’s advertising agency services include (i) the placement of advertising in television, internet and print media outlets; (ii) the production of advertising content including television commercials, print advertising and other graphics design literature; and (iii) advertising and marketing consulting services.

In February 2004, the Company acquired the rights to a home microdermabrasion kit skin care product in consideration for $125,000 and throughout 2004 the Company expanded its line of skin care products to include a collagen facial blanket, a glycolic facial blanket, eye and lip contour patches, a scar and stretch mark renewal patch, a décolleté renewal blanket, a roll-on collagen, an anti-wrinkle and firming serum and a bottled skin toner (the “Dermafresh Line”). Sales of the Company’s skin care products began in June 2004 and sales to retail customers began in the third quarter of 2004.

In October 2004, the Company entered into a distribution and marketing agreement with SIMON Cosmetics LLC pursuant to which the Company has two year exclusive rights to distribute and sell SIMON Cosmetics LLC’s line of skin care products (the “Simon Solutions Line”) in North America. Pursuant to the distribution and marketing agreement, the Company has exclusive rights to purchase distribute the Simon Solutions Line in North America for a period of two years, although either party has the right to terminate the agreement on six months’ notice. The distribution and marketing agreement also requires the Company to participate with SIMON Cosmetics LLC in a cooperative advertising campaign. Pursuant to a separate royalty agreement, the Company is required to pay a royalty of $.10 per unit on the Lip Solution Product to the company that introduced SIMON Cosmetics LLC to the Company. Sales of the Simon Solutions Line began in the first quarter of 2005.

PART II
Item 7. Financial Statements

Adsouth Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2005

In January 2005, the Company entered into an asset purchase agreement to acquire assets of Miko Brands, LLC. The Miko Brand products consist of a line of marinade and dressing sauces. Pursuant to the asset purchase agreement, the Company issued 63,333 shares of common stock to the sole member of Miko Brands, LLC. The Company entered into a two year consulting agreement with Miko’s sole member pursuant to which the Company granted to him an option to purchase 26,667 shares of common stock for $1.31 per share, being the fair market value on the date of grant. Using the Black-Scholes option valuation formula, these stock and option grants were valued at approximately $30,000 which is amortized over the term of the related consulting agreement. In addition, the Company entered into a manufacturing license agreement with a entity formed by Miko’s sole member which grants that entity certain manufacturing rights for the Miko brand. The Company has not begun marketing the Miko brand and no significant sales of the Miko brand line of products has occurred.

In February 2005, the Company entered into an exclusive retail distribution agreement with Delmar Products, Inc. (“Delmar”), pursuant to which it has a two year right to distribute and sell a line of skin care products for mass market distribution in the United States and Canada. These products utilize Delmar’s proprietary skin care formulations that incorporate the nutrients included in the whole egg. Delmar markets its skin care products under the L’Avenir brand name. The products covered by the agreement were developed by Delmar for the Company to market pursuant to the agreement. The Company introduced this product, which it markets under the name “e70,” in March 2005.

In August 2005, the Company entered into an exclusive five year agreement for the marketing and distribution rights for the distribution of a patented hook for hanging items on walls (the “Hercules Hook”). In connection with the agreement, the Company is required to pay a 15% royalty on all units sold. Sales of the Hercules Hook brand of products commenced in September 2005.

In October 2005, the Company entered into an exclusive two year promotional agreement with StarMaker Products for domestic and international distribution under the Dermafresh brand of select StarMaker products. StarMaker’s feature product is PEARL - Anti Wrinkle/ Moisturizing Mist, an advanced anti-wrinkle moisturizing treatment used by members of the entertainment industry. Sales of PEARL did not commence during 2005.

In August, 2005 and November 2005, the Company entered into two separate agreements providing it with exclusive distribution rights to a pet grooming device marketed as D-Shed. Pursuant to the agreements, the Company is required to pay a royalty of 12% on all non direct response sales and 4% on all direct response sales. Sales of the D-Shed line commenced in December 2005.

During 2005 the Company developed and marketed two lines of flashlights branded as the “Extreme Beam Flashlight” and the “Clip Light”. Sales of the Extreme Beam commenced in September 2005 and sales of the Clip Light commenced in October 2005.

In December 2005, the Company organized Genco Power Solutions, Inc. (“Genco”) for the purpose of marketing, selling, installing and servicing integrated power generator systems to residential homeowners and commercial business throughout Florida. The Company owns 66% of Genco and four individuals own the remaining 34% of Genco. The Company did not recognize any revenues from the operations of Genco during 2005.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries through which it has direct controlling interests. The Company has 100% ownership in Adsouth, Inc., a Florida corporation organized on October 31, 2003 and Dermafresh, Inc., a Florida corporation organized on February 2, 2004 and Miko Distributors, Inc., a Florida corporation organized on January 10, 2005. The Company has a 66% ownership interest in Genco Power Solutions, Inc., a Florida corporation organized on December 14, 2005 For Genco, the Company eliminates the minority interest portion of any related profits and losses. The allocable losses of Genco’s minority interests are in excess of the Company’s investment in Genco by $4,000 at December 31, 2005. All significant intercompany balances and transactions have been eliminated.

PART II
Item 7. Financial Statements

Adsouth Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2005

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2005, the Company has no cash equivalents.

Accounts Receivables

All of the Companies accounts receivable are reported at their net collectible amounts. The Company records a reserve against any accounts receivable for which the Company deems, in its judgment, that collection may be in doubt. The reserve for uncollectible accounts at December 31, 2005 was $39,000. Bad debt expense for 2005 and 2004 was $39,000 and $515,000, respectively.

Factored Receivables (Due from Factor)

On September 22, 2004, the Company and a factoring company executed an Account Transfer and Purchase Agreement pursuant to which the Company may sell qualified receivables without recourse to the Company. Currently, the Company pays a fixed discount of .75% of the gross amount of any receivables sold and is advanced 80% of the gross amount of such receivables (the “Initial Payment”) and the remaining 20% of the gross amount of any receivables sold is held as a reserve by the factoring company until such time as the receivable is collected by the factoring company. The Company pays a variable discount of a base rate, as quoted from time to time by the factoring company, plus 2% on the Initial Payment for the period of time that the Initial Payment remains outstanding. The effective rate of the variable discount as of December 31, 2005 was 9.25%. During 2005 and 2004, the Company sold $3,620,000 and $928,000, respectively, of receivables and the total fixed and variable discounts on receivables sold was $70,000 and $15,000, respectively.

Pursuant to the Account Transfer and Purchase Agreement, the factoring company holds a security interest in all of the Company’s accounts receivable, inventory, cash and contract rights. Pursuant to the Account Transfer and Purchase Agreement the Company is required to provide the factoring company with (i) quarterly financial statements within thirty days after the end of each quarter, (ii) quarterly payroll tax returns with proof of payment of the related payroll taxes within thirty days after the end of each quarter, and (iii) annual financial statements within sixty days after the end of the fiscal year.

Inventory

Inventory is comprised of finished goods available for sale and is valued at the lower of cost or market, cost being determined both on a moving average and a first-in/first-out basis.

Property and Equipment

Property and equipment and leasehold improvements are carried at cost less allowances for accumulated depreciation and amortization. The cost of equipment held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair market value of the leased property at the inception of the lease. Depreciation is computed generally by the straight-line method over the estimated useful lives of the assets, which are generally five to seven years. Amortization of leasehold improvements and equipment held under capital leases is included with depreciation expense and is calculated on the straight-line method over the term of the underlying leases which range from three to ten years. . Expenditures for maintenance and repairs, which do not generally extend the useful life of the related assets, are charged to operations as incurred. Gains or losses on disposal of property and equipment are reflected in the statement of operations in the period of disposal.

PART II
Item 7. Financial Statements

Adsouth Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2005

Investment in Product Line Rights

The following table summarizes the Company’s investments in product line rights.

Dermafresh Product Line (a)	$125,000
Accumulated amortization	(60,000)
65,000
Miko Brands Product Line (b)	83,000
$148,000

(a) In February 2004, the Company acquired Dermafresh,, Inc., whose sole asset was the Dermafresh Product Line, from an unaffiliated company for cash consideration of $125,000. The acquisition cost is being amortized as an expense against the sales of the Dermafresh product as calculated as the percentage of sales of the Dermafresh line in any period to the total expected sales over the life of the Dermafresh Line. For 2005 and 2004, such amortization expense was $49,000 and $11,000 and the unamortized balance as of December 31, 2005 was $65,000.

(b) In January 2005, the Company executed an asset purchase agreement to acquire assets of Miko Brands, LLC. Pursuant to the asset purchase agreement, the Company issued 63,333 shares of common stock having a fair value of $83,000 to the sole member of Miko Brands, LLC. We have determined that the Miko Brand has an indefinite life and as such the asset will not be amortized,

Long-lived Assets

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

Revenue Recognition

During 2005 and 2004, the Company derived revenue from; (i) the placement of advertising in television, internet and print media outlets; (ii) the production of advertising content including television commercials, print advertising and other graphics design literature; (iii) advertising and marketing consulting services; and (iv) the sale of products. The Company's advertising services revenue is derived from billings that are earned when the media is placed, from fees earned as advertising services are performed and from production services rendered. In addition, incentive amounts may be earned based on qualitative and/or quantitative criteria. In the case of media placements, revenue is recognized as the media placements appear. During 2005 and 2004, the Company was the primary obligor and carried all of the credit risk for the media placements and accordingly, recorded the full amount of such billings from the media placements as revenue in accordance with Emerging Issues Task Force Issue No. 99-19. In the case of consulting and production arrangements, the revenue is recognized as the services are performed. The Company's creative consulting revenue is generally earned on a fee basis, and in certain cases incentive amounts may also be earned. As with fee arrangements in advertising, such revenue is recognized as the work is performed. Incentive amounts for advertising and marketing services are recognized upon satisfaction of the qualitative and/or quantitative criteria, as set out in the relevant client contract. Deferred revenues are recognized as a liability when billings are received in advance of the date when revenues are earned and were $1,029,000 as of December 31, 2005. Revenues from the sale of products are recognized upon the shipment of the goods being sold and are net of estimated returns and other promotional allowances.

PART II
Item 7. Financial Statements

Adsouth Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2005

Advertising Costs

Advertising costs, which for 2005 and 2004 were $763,000 and $556,000, respectively, are expensed as incurred and are included within selling expenses in the statement of operations.

Income Taxes

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

As of December 31, 2005, the Company has net operating loss carry-forwards approximating $3,486,000. Pursuant to section 382 of the Internal Revenue Code, utilization of these losses may be limited upon a change in control.

Basic and Diluted Income (Loss) Per Share

Basic and diluted per share results for 2005 and 2004 were computed based on the net loss allocated to the common stock for the respective periods. The weighted average number of shares of common stock outstanding during the periods was used in the calculation of basic earnings (loss) per share. In accordance with FAS 128, “Earnings Per Share,” the weighted average number of shares of common stock used in the calculation of diluted per share amounts is adjusted for the dilutive effects of potential common shares including, (i) the assumed exercise of stock options based on the treasury stock method; and (ii) the assumed conversion of convertible preferred stock only if an entity records earnings from continuing operations, as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations. As a result of the Company recording losses during 2005 and 2004, the average number of common shares used in the calculation of basic and diluted loss per share is identical and have not been adjusted for the effects of potential common shares from unconverted shares of convertible preferred stock and unexercised stock options and warrants. As of December 31, 2005 there were outstanding options to purchase 5,490,297 shares of common stock, warrants to purchase 12,954,868 shares of common stock and series B preferred stock convertible into 10,499,013 shares of common stock. Such potential common shares may dilute earnings per share in the future.

Fair Value of Financial Instruments

Accounting principles generally accepted in the United States of America require disclosing the fair value of financial instruments to the extent practicable for financial instruments, which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. In assessing the fair value of these financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash, accounts and notes receivable and other current liabilities, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturity. For investments in marketable securities, fair value is estimated based on current quoted market price. The fair value of the Company's investment in product line rights and its property and equipment is estimated to approximate their net book values. The fair value of the capital leases, the bank line of credit and notes payable obligations as recorded approximate their fair values as represented by the net present value of the future payments on the underlying obligations.

PART II
Item 7. Financial Statements

Adsouth Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2005

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and accounts receivable. As of December 31, 2005, all of the Company's cash is placed with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of December 31, 2005 the Company had $1,327,000 of cash balances in excess of federally insured limits.

The following table sets forth the percentage of revenue derived by the Company from those customers which accounted for at least 10% of consolidated revenues during the applicable periods:

Customer	2005	2004
Customer A	49%	*
Customer B	17%	21%
Customer C	**	67%

*  Not a customer during this period.
** Not a customer during this period and no longer a customer.

As of December 31, 2005, 30%, 21% and 14% of the Company’s accounts receivable were due from Customer B, Customer D and Customer E, respectively. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk.

Stock Options and Similar Equity Instruments

The Company adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock Based Compensation - Transition and Disclosure,” for stock options and similar equity instruments (collectively “Options”) issued to employees. SFAS No. 123 allows for the choice of recording stock options issued to employees using Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” while disclosing the effects, on a pro forma basis, of using SFAS No. 123 in the footnotes to the financial statements. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment.” SFAS 123(R) will provide investors and other users of financial statements with more complete financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123(R) replaces SFAS 123 and supercedes APB Opinion No. 25. Public entities that are small business issuers will be required to apply Statement 123(R) as of the first annual reporting period that begins after December 15, 2005. Through 2005, the Company recognized the expense of options or similar instruments issued to employees using the intrinsic value based method. Beginning with the first quarter of 2006, the Company will be required to recognize expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments.

PART II
Item 7. Financial Statements

Adsouth Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2005

For purposes of pro forma disclosures the amount of stock-based compensation as calculated using the fair value method of accounting for stock options issued to employees is amortized over the options’ vesting period. The Company’s pro forma information for years ended December 31, 2005 and 2004 is as follows:

Year Ended December 31,	2005	2004
Net loss attributable to common stockholders	($2,013,000)	($5,811,000)
Add: Stock-based employee compensation as determined under the intrinsic value based method and included in the statement of operations	8,000	3,063,000
Deduct: Stock- based employee compensation as determined under fair value based method	(210,000)	(3,184,000)
Pro forma net loss attributable to common stockholders	($2,215,000)	($5,932,000)

Basic loss per common share attributable to common stockholders:
As reported	($0.26)	($1.05)
Pro forma	($0.29)	($1.07)
Diluted loss per common share attributable to common stockholders:
As reported	($0.26)	($1.05)
Pro forma	($0.29)	($1.07)

The following table summarizes the Company's stock warrants and options for 2005 and 2004.

	2005 Shares	2005 Weighted Average Exercise Price	2004 Shares	2004 Weighted Average Exercise Price
Outstanding-beginning of year	1,061,520	$1.73	-	-
Granted	19,379,750	$1.06	3,246,583	$0.62
Exercised	(241,852)	$0.63	(2,151,730)	$0.06
Forfeited/Expired	(1,754,253)	$1.32	(33,333)	$1.35
Outstanding-end of year	18,445,165	$1.02	1,061,520	$1.73

Options exercisable-end of year	16,517,040	$1.14	1,061,520	$1.73
Weighted-average fair value of options granted during the year		$0.39		$1.50

The assumptions used during the year ended December 31, 2005 and 2004 were as follows:

	2005	2004
Risk free interest rate	3.56%	2.12%
Expected Dividend Yield	0%	0%
Expected Lives	1-5 years	1-5 years
Expected Volatility	33%-177%	68%-120%

PART II
Item 7. Financial Statements

Adsouth Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2005

The following table presents warrants and options outstanding as of December 31, 2005 and their exercise prices and contractual remaining lives, the 18,445,165 warrants and options outstanding have exercise prices ranging between $0.28 and $30.00 and a weighted-average remaining contractual life of 4.28 years.

Shares Underlying Outstanding Options and Warrants	Exercise Price	Remaining Contractual Life in Years
9,077	$30.00	2.84
52,444	$3.00	0.20
3,499,999	$1.80	4.46
3,499,999	$1.50	4.46
733,335	$1.35	3.16
26,667	$1.31	2.03
2,500,000	$1.20	4.46
700,000	$0.80	3.27
98,628	$0.74	4.25
56,667	$0.71	0.22
5,300,000	$0.65	4.46
135,017	$0.60	4.13
125,000	$0.48	0.74
175,000	$0.38	1.00
750,000	$0.32	5.00
100,000	$0.31	4.61
633,333	$0.30	4.46
50,000	$0.28	5.00

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

Reclassifications

Certain 2004 items have been reclassified to conform to the December 31, 2005 presentation.

2. Accounts Receivable

The Company’s accounts receivables as of December 31, 2005 are summarized as follows:

Accounts receivable	$1,006,000
Allowance for doubtful accounts	(39,000)
Accounts receivable, net	$967,000

As of December 31, 2005 all of the Company’s accounts receivable are pledged as collateral for borrowings.

PART II
Item 7. Financial Statements

Adsouth Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2005

The following table summarizes the activity in the Company’s allowance for doubtful accounts for 2005 and 2005:

	2005	2004
Balance at beginning of period	($484,000)	-
Write-offs	484,000	$31,000
Provision for bad expense	(39,000)	(515,000)
Balance at end of period	($39,000)	($484,000)

In 2004, 67% of the Company’s consolidated revenues were derived from Customer C who owed the Company $655,000 as of December 31, 2004. In 2004, the Company reserved $482,000 of the receivable due from such customer. In 2005, the Company accepted marketable securities which were valued at $173,000 in payment towards the outstanding receivable and wrote-off the balance of $482,000. Customer C is no longer a customer.

3. Deferred Charge, Related Party

On June 16, 2005, Mr. Acunto, who beneficially owns more than 10% of our common stock, received an initial payment of $200,000 on June 17, 2005 pursuant to his consulting agreement of which $33,000 was charged to operations in 2005 and $167,000 is a deferred charge asset which will be amortized over the term of the consulting agreement. $67,000 of the deferred charge will be amortized over the next twelve months and is classified as a current asset and the balance of $100,000 is classified as a long-term asset.

4. Property and Equipment

The Company’s property and equipment as of December 31, 2005 are summarized as follows:

Vehicles	$75,000
Machinery	72,000
Leasehold improvements	73,000
Computer equipment	77,000
Computer software	46,000
Equipment	43,000
Furniture	116,000
Production equipment	67,000
569,000
Accumulated depreciation and amortization	(42,000)
527,000

Equipment held under capitalized lease obligations	55,000
Accumulated amortization	(6,000)
49,000

Property and equipment, net	$578,000

During 2005 and 2004 the Company recorded depreciation and amortization expense of $39,000 and $9,000, respectively.

PART II
Item 7. Financial Statements

Adsouth Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2005

5. Capital Lease Obligations

As of December 31, 2005, the future minimum lease payments under a capital lease are as follows:

Year End December 31,	Amount
2006	$15,000
2007	15,000
2008	15,000
2009	14,000
2010	4,000
63,000
Less amount representing imputed interest	(12,000)
Present value of net minimum capital lease payments	51,000
Current portion of capital lease obligation	11,000
Non current portion of capital lease obligation	$40,000

6. Bank Line of Credit

On July 9, 2004, the Company obtained a $100,000 bank line of credit. The line of credit bears interest at prime and is collateralized by a $100,000 certificate of deposit. On June 8, 2005, the line of credit and the certificate of deposit were each renewed for an additional year. During 2005 the Company borrowed $100,000 under the line-of-credit all of which remains outstanding as of December 31, 2005. During 2005 and 2004, interest expense on the line of credit approximated $6,000 and $1,000, respectively. The effective rate on the line of credit was 7.35% as of December 31, 2005.

7. Demand Note Payable

During 2005, the Company shipped products to two large national retailers on a pay on scan basis. In order to obtain working capital to fund the costs of purchasing inventory and shipping the products to these two retailers, on December 20, 2005, the Company borrowed $1,000,000 from a non-affiliated lender. The note is a demand note that bears interest at 18% per annum and is guaranteed by Mr. Acunto. In consideration for his guarantee, the Company paid Mr. Acunto a fee of $50,000, which was charged to operations in 2005. This note replaced a note for $500,000 representing a loan which the lender made to the Company on December 12, 2005. The prior loan was also guaranteed by Mr. Acunto. The loan requires quarterly interest payments and principal payments in an amount equal to collections from the two pay on scan retailers. This note also requires the Company to make its best efforts to carve-out the inventory and receivables collateral related to the two pay on scan retailers from the blanket security position held by a factoring company. During 2005, interest expense on the demand note was $9,000.

8. Promissory Note Payable

On July 8, 2004, the Company issued a $250,000 promissory note to an individual. The note bore interest at 18% per annum due and payable each month that the note was outstanding. The note was paid in full during 2005. In addition, the Company issued to the individual 15,347 shares of its common stock, having a value of $25,000, which reduced the amount of interest paid in cash and the fair value of such stock was treated as interest expense. During 2005 and 2004 interest expense on the notes payable was $12,000 and $22,000, respectively.

PART II
Item 7. Financial Statements

Adsouth Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2005

9. Long-term Notes Payable

As of December 31, 2005, the amounts outstanding on long-term notes payable are as follows:

Year Ended December 31,	Amount
Vehicle loan dated April 25, 2005 (a)	$16,000
Vehicle loan dated August 19, 2005 (b)	14,000
Vehicle loan dated September 2, 2005 (c)	23,000
Furniture and fixtures loan dated November 8, 2005 (d)	60,000
Machinery and equipment loan dated November 8, 2005 (e)	63,000
Total Notes payable	176,000
Less current portion of notes payable	(38,000)
Long-term portion of notes payable	$138,000

The aggregate maturities of long-term notes payable are as follows:

Year Ended December 31,	Amount
2006	$38,000
2007	41,000
2008	38,000
2009	32,000
2010	27,000
Total maturities of long-term notes payable	$176,000

Interest expense on the long-term notes payable for 2005 was $3,803.

(a) On April 25, 2005, the Company obtained a $20,000 vehicle loan. The loan bears interest at 9.5% per annum and requires monthly principal and interest payments over the three year term of the loan. The loan is collateralized with a security interest in the underlying vehicle. During 2005 interest expense on the loan was $1,191.

(b) On August 19, 2005, the Company obtained a $16,000 vehicle loan. The loan bears interest at 8.0% per annum and requires monthly principal and interest payments over the three year term of the loan. The loan is collateralized with a security interest in the underlying vehicle. During 2005 interest expense on the loan was $441.

(c) On September 2, 2005, the Company obtained a $25,000 vehicle loan. The loan bears interest at 8.0% per annum and requires monthly principal and interest payments over the four year term of the loan. The loan is collateralized with a security interest in the underlying vehicle. During 2005 interest expense on the loan was $603.

(d) On November 8, 2005, the Company obtained a $60,000 furniture and fixtures loan. The loan bears interest at 8.75% per annum and requires monthly principal and interest payments over the five year term of the loan. The loan is collateralized with a security interest in the underlying furniture and fixtures. During 2005 interest expense on the loan was $765.

(e) On November 8, 2005, the Company obtained a $64,000 machinery and equipment loan. The loan bears interest at 8.75% per annum and requires monthly principal and interest payments over the five year term of the loan. The loan is collateralized with a security interest in the underlying furniture and fixtures. During 2005 interest expense on the loan was $803.

PART II
Item 7. Financial Statements

Adsouth Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2005

10. Income Taxes

For 2005 and 2004, the Company has no current Federal or state taxes payable. Deferred taxes based upon differences between the financial statement and tax basis of assets and liabilities and available tax carry-forwards are summarized in the following table.

As of December 31,	2005
Net operating loss carry-forward	$1,220,000
Allowance for doubtful accounts receivable	7,000
Stock compensation expense	1,005,000
Sales returns and promotion allowance	75,000
Depreciation	(27,000)
Net deferred tax asset	2,280,000
Valuation allowance	($2,280,000)
-

For the year ended December 31, 2005 the valuation allowance for net deferred tax assets increased by $217,000. The net increase was the result of changes in net temporary differences. Based upon the current tax loss, the Company has established the valuation allowance against the entire net deferred tax asset.

As of December 31, 2005, the Company has net operating loss carry-forwards approximating $3,486,000. Pursuant to section 382 of the Internal Revenue Code, utilization of these losses may be limited upon a change in control. Approximately $130,000 of net operating losses incurred prior to January 4, 2004 is limited to $26,000 per year due to the change of control that resulted from the January 1, 2004 reverse acquisition. Approximately $2.3 million of net operating losses incurred from January 1, 2004 through June 17, 2005 are limited to $651,000 per year due to the June 17, 2005 private placement of the series B preferred stock.

The Company's net operating loss carry-forwards at December 31, 2005 expire as set forth in the following table.

Year carry-forward expires	Amount
2023	$130,000
2024	2,006,000
2025	1,350,000
$3,486,000

The following table reconciles the statutory federal income tax rate to the effective rate.

Year Ended December 31,	2005		2004
Statutory federal income tax rate	(35.0%	)	(35.0%	)
Net operating loss for which no benefit was received	32.3%		34.7%
Permanent difference	2.7%		.3%
Effective income tax rate	0.0%		0.0%

PART II
Item 7. Financial Statements

Adsouth Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2005

11. Commitments and Contingencies

(a) Operating Lease Obligations

The Company leases 20,394 square feet of office and warehouse space in a warehouse complex located at 1141 S. Rogers Circle, Boca Raton, Florida under a lease, which initially expires in October 2015. The Company also leases 6,658 square feet of executive office space in an office building located 1515 N. Federal Highway, Boca Raton, Florida under a lease, as amended, which initially expires in March of 2010. The Company leases 846 square feet of office space in Bentonville, Arkansas under a lease which initially expires in November 2008.

As of December 31, 2005 the Company’s future minimum lease payments under operating leases are as follows:

Years Ending December 31,	Amounts
2006	$475,000
2007	492,000
2008	500,000
2009	513,000
2010	533,000
Thereafter	2,071,000
Total	$4,584,000

Rent expense under operating leases for the years ended 2005 and 2004 were $240,000 and $76,000, respectively. These costs are included as part of selling, administrative and other expense in the consolidated statement of operations.

(b) Consulting Agreement

On June 17, 2005, in connection with the private placement of the series B preferred stock, Mr. Acunto resigned as the Company’s chief executive officer and the Company entered into a consulting agreement with Mr. Acunto, pursuant to which Mr. Acunto agreed to serve on a substantially full-time basis as a consultant with principal emphasis in marketing the Company’s advertising business for a term of three years and continuing thereafter on a year-to-year basis unless terminated by either party on 90 days prior written notice. As compensation for his services, the Company paid Mr. Acunto an initial payment of $200,000, and is to pay him a non-refundable monthly draw of $17,000 against commissions earned. The Company agreed to pay Mr. Acunto a commission equal to 5% of the gross profit on covered accounts, as defined in the agreement. The Company also granted Mr. Acunto a non-qualified stock option to purchase 2,000,000 shares of common stock at an exercise price of $.65 per share, which is exercisable immediately as to 500,000 shares and thereafter in quarterly installments based on the Company’s gross profit for the quarter. On August 16, 2005, the consulting agreement with Mr. Acunto was amended whereby the $34,000 paid to him for the months of July 2005 and August 2005 were deemed earned fees and not a draw on commissions and effective September 1, 2005, his commission was increased from 5% to 10% of the gross profit on covered accounts.

PART II
Item 7. Financial Statements

Adsouth Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2005

(c) Employment Agreements

On June 17, 2005, contemporaneously with Mr. Acunto’s resignation, Mr. John Cammarano, Jr, who is the Company’s president, was elected as chief executive officer and was granted non-qualified stock options to purchase 800,000 shares of common stock at $.65 per share. Mr. Cammarano continues to serve as the Company’s president. The intrinsic value of the option issued to Mr. Cammarano approximates $8,000 which will be expensed as the option vests. Mr. Cammarano’s annual compensation was increased to $250,000, effective June 17, 2005. On October 7, 2005, the Company entered into an employment agreement with Mr. Cammarano and Mr. Anton Lee Wingeier (the Company’s chief financial officer) which supersede their previous employment agreements. The employment agreements initially expire on December 31, 2008 and continue on a month-to-month basis thereafter unless terminated on not less than 90 days notice by either the Company or executive. Pursuant to their employment agreements Mr. Cammarano and Mr. Wingeier receive annual compensation of $250,000 and $175,000 respectively, signing bonuses of $50,000 each and quarterly and annual bonuses. The quarterly bonuses are equal to the sum of (i) a gross margin bonus calculated as 5% of the amount by which the product sectors gross profit is greater than 47% of the product sectors revenues; (ii) an operating expense bonus calculated as the amount by which selling, general and administrative expense (less consulting fees, legal fees, non-cash stock expense and investor relations fees) as a percentage of consolidated revenue has decreased from the immediately preceding quarter, multiplied by consolidated revenues, the product of which is multiplied by one-half of the percentage decrease; and (iii) a net income bonus calculated as 7.5% of the quarter’s income before debt extinguishment, interest expense on subordinated debentures and non-cash stock compensation expense. The annual bonuses are calculated as 7.5% of the amount by which annual income before debt extinguishment, interest expense on subordinated debentures and non-cash stock compensation expense has increased from the immediately preceding year. Pursuant to the quarterly and annual bonus provisions of the employment agreements dated October 7, 2005, the Company recorded aggregate accrued bonus compensation of approximately $100,000. Both Mr. Cammarano and Mr. Wingeier will receive options to purchase not less than such shares of common stock as having a value equal to the sum of the quarterly and annual bonuses and in December 2005 they each received an option to purchase 200,000 shares of common stock for $0.32 per share, the fair value on the date of grant.

As of June 27, 2005, the Company entered into a three-year employment agreement with a key marketing employee at an annual salary of $145,000. In connection with her employment, the Company granted her an option to purchase 500,000 shares of common stock pursuant to the 2005 Plan at an exercise price of $.65.

(d) Legal Proceedings

On or about January 17, 2005, Paul Spinner instituted a lawsuit in U.S. District Court, Southern District of Florida, against Mr. Acunto and the Company’s subsidiary, Adsouth, Inc. Upon an initial investigation, the Company considers the allegations to relate to a private business transaction between Paul Spinner and Mr. Acunto. Accordingly, on March 2, 2006, Mr. Acunto executed an Indemnification and Hold Harmless Agreement in favor of Adsouth, Inc., which addresses the cost of defense of the legal proceedings and an indemnification of Adsouth, Inc. in the event of any adverse finding against Adsouth, Inc. The case is in its initial discovery stage and the Company is unable to determine the potential impact of the litigation on the Company or its operations.

In the normal course of business the Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

12. Capital Stock

Common and Preferred Stock

As of December 31, 2005 there are 60,000,000 shares of common stock authorized of which 8,197,599 shares are issued and outstanding. As of December 31, 2005 there are 10,000,000 shares of preferred stock, $.0001 par value per share, outstanding of which 1,500,000 are designated as series B convertible preferred stock. As of December 31, 2005 there are 1,166,557 shares of series B preferred stock issued and outstanding.

In April 2004, the Company’s stockholders, by a consent of the holders of a majority of the outstanding shares of common stock, approved an amendment to the Company’s certificate of incorporation, which (i) increased the number of authorized shares of common stock to 500,000,000 shares, and (ii) authorized 5,000,000 shares of preferred stock, par value $.0001 per share, of which 3,500,000 shares were designated as series A convertible preferred stock.

PART II
Item 7. Financial Statements

Adsouth Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2005

On March 14, 2005, the board of directors approved a one-for-fifteen share reverse split of the Company’s common stock and a proportionate reduction of the authorized shares outstanding. On March 25, 2005, the effective date of the reverse split, the numbers of authorized shares of common stock was reduced to 33,333,333. All share information and per share amounts presented in these consolidated financial statements are presented as if the aforementioned reverse split was effective for all periods presented.

On June 16, 2005, the Company’s board of directors approved, and on October 20, 2005 the Company’s stockholders adopted, an amendment to Company's Articles of Incorporation to (i) eliminate the series A convertible preferred stock, (ii) increase the number of authorized shares of preferred stock to 10,000,000 shares, and (iii) increase the number of authorized shares of common stock to 60,000,000 shares.

On June 16, 2005, the Company created the series B preferred stock. The certificate of designation provides that:

(i) each issued and outstanding share of series B preferred stock was convertible into 9 shares of common stock through March 22, 2006 and, as a result of an amendment dated March 23, 2006, into 12.15 shares of common stock thereafter;

(ii) if, within two years after the closing, the Company issues common stock or options, warrants or other convertible securities at a price or with a conversion or exercise price less than the conversion price (initially $.30), with certain specified exceptions, the number of shares issuable upon conversion of one share of series B preferred stock is adjusted, using a weighted average formula, to reflect such issuance;

(iii) no dividends are payable with respect to the series B preferred stock;

(iv) while the series B preferred stock is outstanding, the Company may not pay dividends on or redeem shares of common stock;

(v) upon any voluntary or involuntary liquidation, dissolution or winding-up, the holders of the series B preferred stock are entitled to a preference of $2.70 per share before any distributions or payments may be made with respect to the common stock or any other class or series of capital stock which is junior to the series B preferred stock upon voluntary or involuntary liquidation, dissolution or winding-up;

(vi) the holders of the series B preferred stock have no voting rights;

(vii) without the approval of the holders of 75% of the series B preferred stock, the Company will not (a) alter or change the powers, preferences or rights given to the series B preferred stock or alter or amend the Certificate of Designation relating to the series B preferred stock, (b) authorize or create any class of stock ranking as to dividends or distribution of assets upon a liquidation senior to or otherwise pari passu with the series B preferred stock, or any class or series of preferred stock possessing greater voting rights or the right to convert at a more favorable price than the series B preferred stock, (c) amend its certificate or articles of incorporation or other charter documents in breach of any of the provisions hereof, (d) increase the authorized number of shares of series B preferred stock, or (e) enter into any agreement with respect to the foregoing.; and,

(viii) in the event the Company does not deliver a stock certificate upon conversion of the series B preferred stock in a timely manner, as set forth in the Certificate of Designation, the Company must pay the converting holder liquidated damages. The holders of the series B preferred stock may not convert the series B preferred stock to the extent that such conversion would result in the holders owning more than 4.9% of the outstanding common stock. This limitation may not be amended without the consent of the holders of a majority of the outstanding common stock.

All remaining shares of preferred stock not so specifically designated may be designated in the future by action of the Board of Directors of the Corporation and otherwise in accordance with the applicable provisions of the Nevada Revised Statutes of the State of Nevada.

PART II
Item 7. Financial Statements

Adsouth Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2005

Common Stock Private Placement Offerings

On June 4, 2004, the Company sold 133,333 shares of its common stock for $1.50 per share to an accredited investor pursuant to a private placement offering receiving proceeds of $200,000. Pursuant to the offering, the investor has the right to demand registration of the 133,333 shares one year from the date of purchase. Such shares were registered effective August 3, 2005.

On July 20, 2004, the Company sold 46,667 shares of its common stock for $1.13 per share to an accredited investor pursuant to a private placement offering receiving proceeds of approximately $52,500. Pursuant to the offering, the investor has the right to demand registration of the 46,667 shares one year from the date of purchase. Such shares were registered effective August 3, 2005.

Convertible Debentures Private Placement Offering

On February 17 and 22, 2005, the Company completed a private placement of its securities with ten accredited investors (the “February Private Placement”) pursuant to which, the Company sold, for $810,100, (i) its 10% convertible notes due December 2006 in the aggregate principal amount of $810,100, (ii) 1,620,200 shares of common stock, and (iii) warrants to purchase 675,083 shares of common stock at an exercise price of $1.28 per share. The notes were convertible into common stock at the fixed conversion price of $.60 per share at any time. The debt discount related to the convertible notes was $810,000 and was to be amortized over the term of the 10% convertible notes. Atlas Capital Services, LLC served as placement agent for the financing. As compensation for its services as placement agent, the Company paid Atlas a fee of 10% of the gross proceeds raised in the private placement, warrants to purchase 135,017 shares of common stock at an exercise price of $.60 per share. The Company also paid the subscribers’ legal expenses. In connection with the Company’s engagement of Atlas, it issued to Atlas an option to purchase 33,333 shares of common stock for nominal consideration. This option was exercised at or about the closing of the private placement.

On May 16, 2005 and May 20, 2005, the Company completed a private placement of its securities with two accredited investors (the “May Private Placement”) pursuant to which the Company sold, for $650,000, (i) its 12% secured convertible notes due March 15, 2007 in the aggregate principal amount of $650,000, (ii) 270,833 shares of common stock, and (iii) warrants to purchase 812,500 shares of common stock at an exercise price of $1.275 per share. The notes were convertible into common stock at the fixed conversion price of $.60 per share at any time. The debt discount related to the convertible notes was $267,000 and was to be amortized over the term of the 10% convertible notes. In connection with the placement, the Company paid fees equal to 10% of the gross proceeds raised in the private placement and warrants to purchase 125,000 shares of common stock at an exercise price of $.48 per share. The Company also reimbursed the investors for legal fees and expenses of $10,000.

The closing costs related to the issuance of the convertible notes were $445,000 including legal fees, broker fees and the value of broker warrants issued pursuant to the convertible note offerings. The deferred offering costs were being amortized on a straight-line basis over the period in which the convertible notes were outstanding. On June 17, 2005, the Company paid a total of $792,120 to the holders of $660,100 of the convertible notes. The subscription agreements relating to the issuance of the notes gave the Company the right to redeem the notes at a premium and gave the holders of the notes the right to demand redemption of the notes at a premium. In connection with the payment, the note holders also cancelled warrants to purchase 550,087 shares of common stock. On June 17, 2005, note holders exchanged a total of $800,000 of principal and $12,000 of accrued interest for shares of the series B preferred stock. In connection with the exchange, the note holders also cancelled warrants to purchase 937,500 shares of common stock and returned 570,833 shares of common stock. As a result of the payment and exchange of this debt the Company incurred a loss of $537,000 for 2005 from the early extinguishment of the convertible notes which includes the unamortized balance of the deferred offering costs.

PART II
Item 7. Financial Statements

Adsouth Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2005

Series B Preferred Stock Private Placement

On June 17, 2005, the Company completed a private placement with three accredited investors (the “June Private Placement”) pursuant to which the Company issued an aggregate of 1,226,557 shares of series B preferred stock and warrants to purchase 12,000,000 shares of common stock in exchange for $2,500,000 cash, the cancellation of (i) $812,000 of principal and interest on the Company’s convertible debentures; (ii) warrants to purchase a total of 937,500 shares of common stock, and (iii) 570,833 shares of common stock, which were issued pursuant to the February and May 2005 private placements.

The June Private Placement required the issuance of additional shares of series B preferred stock if the Company’s fully-diluted earnings per share of common stock, computed as provided in the purchase agreement which excludes certain non-recurring expenses, is $.167 or less for the year ending December 31, 2005. On March 23, 2006, the holders of the series B preferred stock agreed to an equivalent increase in the conversion rate of the remaining outstanding shares of series B preferred stock as opposed to the issuance of additional shares of series B preferred stock.  Based on the calculation of the Company’s fully diluted earnings for the year ended December 31, 2005, as calculated pursuant to the purchase agreement, as of March 21, 2006, each outstanding share of series B preferred stock is convertible into 12.15 shares of common stock, an increase of 35% from the original conversion rate..

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

As of December 31, 2005, 60,000 shares of series B preferred stock were converted into 540,000 shares of common stock.

Note Receivable Stockholder

On May 9, 2003, the Company’s board of directors authorized The Tiger Fund’s purchase of an additional 1,298,452 shares of common stock upon their issuance of an approximately $20,000 promissory note to the Company, subsequent to which, the Tiger Fund owned the maximum number of shares permitted by the Tiger Fund Stock Purchase Agreement. The note accrues interest annually at a rate equal to the 90 day treasury rate published in the Wall Street Journal on January 1st of each year, an effective rate of 1% at December 31, 2005, with all principal and interest due in forty-eight (48) months.

PART II
Item 7. Financial Statements

Adsouth Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2005

Pursuant to the Adsouth Acquisition, the Tiger Fund, Inc. committed to provide the Company with a total of $1 million in equity funding during 2004. Originally, the Tiger fund was to receive a warrant to purchase 133,333 shares of common stock at $15 per share for its $1 million investment. On March 31, 2004, the Company and the Tiger Fund entered into an amended agreement pursuant to which the Tiger Fund, Inc. purchased 333,333 shares of common stock for approximately $1 million consisting of $350,000 cash and a promissory note in the amount of $650,000. Subsequently, The Tiger Fund returned 157,894 shares of common stock and the $650,000 promissory note was cancelled.

Stock Repurchase Plan

On July 23, 2004 the Company’s board of directors authorized the purchase of up to $500,000 of its common stock from time to time in open market transactions. The repurchase program did not have a specified duration. No shares were repurchased by the Company under the stock repurchase plan and in 2005 the Company’s board of directors terminated the plan. The Company’s agreement relating to the sale of the series B preferred stock prohibits the Company from purchasing stock.

13. Stock Based Compensation

The Company’s stock based compensation is summarized on the following table:

	2005	2004
Deferred stock based compensation (a)	$264,000	$991,000
Non deferred stock based compensation (b)	-	$3,497,000
Total stock based compensation expense	$264,000	$4,488,000

(a) Deferred Stock Based Compensation

The Company’s deferred stock compensation is summarized in the following table:

	2005	2004
Balance at beginning of period	-	$783,000
Value of stock grant, option and warrants issued	$736,000	$208,000
Amortization of deferred stock compensation	(264,000)	($991,000)
Balance at end of period	$472,000	-

In December 2003, pursuant to a management agreement, the Company authorized the issuance of 347,800 shares of common stock to Strategy Partners, Inc., a related party, as payment for the first twelve months of their management consulting services. During 2004, the Company granted to consultants an aggregate of 58,334 shares of common stock and options to purchase to an aggregate of 363,333 shares of common stock at prices ranging from $.0015 to $1.38 per share for services performed during 2004. Using the Black-Scholes option valuation formula, these stock and option grants were valued at an aggregate of $991,000, all which was expensed in 2004.

During 2005, the Company granted to consultants options to purchase an aggregate of 2,786,852 shares of common stock at prices ranging from $0.32 to $1.31 per share, including an option issued to Mr. Acunto, pursuant to his consulting agreement to purchase 2,000,000 shares at $.65 per share and an option issued to Mr. Acunto by the compensation committee to purchase 200,000 shares at $.32 per share. Using the Black-Scholes option valuation formula, these option grants were valued at an aggregate of $736,000 of which $264,000 was expensed during 2005 and $472,000 was deferred based on the term of service pursuant to which the options were issued.

PART II
Item 7. Financial Statements

Adsouth Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2005

(b) Non Deferred Stock Based Compensation

During 2004, the Company granted to employees and consultants 1,945,063 shares of common stock valued at $3,497,000, all of which was expensed on the date of grant in 2004.

During 2004, the Company issued to certain former and existing stockholders of the Company, in order to settle claims for such warrants that were purported to exist prior to the Adsouth Acquisition, warrants to purchase an aggregate of 9,076 shares of common stock at a price of $30.00 per share and warrants to purchase 52,444 shares of common stock at a price of $3.30. Using the Black-Scholes option valuation formula, these warrants resulted in no compensation expense.

Stock Options

During 2004, the Company issued to executive officers, options to purchase 766,667 shares of common stock at a price of $1.35 per share, the fair value of such shares on February 27, 2004, resulting in no stock-based compensation expense.

On May 4, 2004, the Company issued to a consultant an option to purchase 53,333 shares of common stock at a price of $2.45 per share. The fair value of each share on May 4, 2004 was $1.95 per share resulting in no stock-based compensation.

During 2005, the Company issued to employees and directors options to purchase an aggregate of 2,211,962 shares of common stock at prices ranging from $.28 to $.80 per share, of which an option to purchase 56,667 shares of common stock for $0.71 per share was exercised. The exercise prices of all such options issued equaled the fair value of the underlying common stock on the date of grant, resulting in no stock based compensation expense.

Warrants

On February 17, 2005, in connection with the February Private Placement, the Company issued warrants to purchase 675,083 shares of common stock at an exercise price of $1.28 per share, all of which were cancelled on June 17, 2005 as a result of the June Private Placement, and issued broker warrants to purchase 135,017 shares of common stock at an exercise price of $.60 per share.

On May 16, 2005, in connection with the May Private Placement, the Company issued warrants to purchase 812,500 shares of common stock at an exercise price of $1.275 per share, all of which were cancelled as a result of the June Private Placement, and issued broker warrants to purchase 125,000 shares of common stock at an exercise price of $.48 per share.

On June 17, 2005, in connection with the June Private Placement, the Company issued warrants to purchase 12,000,000 shares of common stock having exercise prices of $.65 as to 2,500,000 shares, $1.20 as to 2,500,000 shares, $1.50 as to 3,500,000 shares and $1.80 as to 3,500,000. In connection with the June Private Placement, the Company issued broker warrants to purchase 633,333 shares of common stock at $.30 per share.

14. Sector Information

The Company’s operating activity consists of two operating sectors or segments, Advertising and Products. Segment selection is based upon the organizational structure that the Company’s management uses to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure. The Advertising sector consists of the placement of advertising, the production of advertising and creative advertising consulting. The Products sector includes all activities related to the sale of the Dermafresh product line and the sale of other products for which the Company has internally developed or obtained distribution rights. Corporate and general expenses of the Company are allocated to the Company’s segments based on an estimate of the proportion that such allocable amounts benefit the segments.

PART II
Item 7. Financial Statements

Adsouth Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2005

15. Related Party Transactions

On January 4, 2004, the Company, The Tiger Fund, Adsouth, Inc., Mr. Acunto and Ms. Acunto entered into a share exchange transaction, pursuant to which the Tiger Fund transferred 1,866,667 shares of the Company’s common stock it owned to Mr. Acunto and Ms. Acunto, who were the two shareholders of Adsouth, Inc., in exchange for their 100% equity ownership in Adsouth, Inc. (the “Adsouth Acquisition”). Upon the completion of the Adsouth Acquisition, control of the Company had changed whereby Mr. Acunto and Ms. Acunto owned more than 50% of the total issued and outstanding common stock.

On May 9, 2003, the Company’s board of directors authorized The Tiger Fund’s purchase of 1,298,452 shares of common stock upon their issuance of a $19,477 promissory note to the Company. The note accrues interest annually at a rate equal to the 90 day treasury rate published in the Wall Street Journal on January 1st of each year, an effective rate of 1% at December 31, 2005, with all principal and interest due in forty-eight (48) months.

Pursuant to the Adsouth Acquisition, The Tiger Fund, Inc. committed to provide the Company with a total of $1 million in equity funding during 2004. Originally, The Tiger fund was to receive a warrant to purchase 133,333 shares of common stock at $15 per share for its $1 million investment. On March 31, 2004, the Company and The Tiger Fund entered into an amended agreement pursuant to which the Tiger Fund, Inc. purchased 333,333 shares of common stock for $1 million consisting of $350,000 cash and a promissory note in the amount of $650,000. Subsequently, The Tiger Fund returned 175,439 shares of common stock and the $650,000 promissory note was cancelled.

Mr. Acunto, who beneficially owns more than 10% of our common stock, earned approximately $252,000 for services performed pursuant to his consulting agreement with the Company for 2005.

Mr. Horowitz, a member of our board of directors, is the president and 50% owner of Profit Motivators, Inc., an independent marketing representative. Profit Motivators represents the Company as an independent marketing representative to certain of our customers. In this capacity, Profit Motivators has earned commissions approximating $75,000 for 2005.

On December 20, 2005, the Company borrowed $1,000,000 from a non-affiliated lender. The note is a demand note that bears interest at 18% per annum and is guaranteed by Mr. Acunto. In consideration for his guarantee, the Company paid Mr. Acunto the sum of $50,000, which was charged to operations in 2005.

16. New Authoritative Pronouncements

In September 2005, the FASB ratified the following consensus reached in EITF Issue 05-8 ("Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature"): a) The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes. b) The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled. c) Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. This consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27,"Application of Issue No. 98-5 to Certain Convertible Debt Instruments" (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

PART II
Item 7. Financial Statements

Adsouth Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2005

In September 2005, the EITF reached a consensus on, Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded In Debt Securities and Related Issues,” beginning in the first interim or annual reporting period beginning after December 15, 2005. Early application of this guidance is permitted in periods for which financial statements have not yet been issued. The disclosures required by Statement 154 should be made excluding those disclosures that require the effects of retroactive application. EITF No. 05-7 is not expected to have material effect on the Company’s consolidated financial position.

In June 2005, the EITF reached consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 30, 2005. EITF 05-6 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In May 2005, SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3" was issued which, among other things, changes the accounting and reporting requirements for a change in accounting principle and provides guidance on error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless impracticable to determine the period-specific effects or cumulative effect of the change, and restatement with respect to the reporting of error corrections. SFAS No. 154 applies to all voluntary changes in accounting principles, and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 also requires that a change in method of depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. At this time, adoption of SFAS No. 154 is not expected to significantly impact the Company's financial statements or future results of operations.

In December 2004, the Financial Accounting Standards Board ("FASB") issued its final standard on accounting for share-based payments ("SBP"), FASB Statement No. 123R (revised 2004), Share-Based Payment. The statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The effective date for public companies that file as small business issuers is the annual period beginning after December 15, 2005, and applied to all outstanding and unvested SBP awards at a company's adoption. The Company believes that the implementation of FAS 123R will result in additional stock-based compensation expense in future periods.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges Of Non-monetary Assets - An Amendment of APB No. 29 ("SFAS 153"). SFAS 153 amends APB No. 29 to eliminate the exception of non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expect to change significantly as a result of the exchange. SFAS 153 and APB No. 29 do not apply to the acquisition of non-monetary assets or services on issuance of the capital stock of an entity. Currently, the Company has not had any exchanges of non-monetary assets within the meaning of SFAS 153 and adoption of SFAS 153 has had no effect on the Company's financial position or results of operations.

PART II
Item 7. Financial Statements

Adsouth Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2005

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151). The provisions of this statement become effective for the Company in fiscal 2007. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal". In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 is not expected to have a material impact on the Company’s valuation of inventories or operating results.

In October 2004, the FASB ratified the consensus reached in EITF Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

17. Subsequent Events

(a) On February 1, 2006 the Company entered into an agreement with an individual to serve as the Company’s vice president of finance/controller and as Genco’s, Inc. chief financial officer. On February 1, 2006, the Company granted such individual an option to purchase 50,000 shares of common stock for $.36 per share, the market value of the common stock on the date of grant.

(b) On February 10, 2006, Genco entered into a loan agreement with a non-affiliated lender which provides for a $1,000,000 loan commitment. The terms of the loan agreement provides for an initial draw of $500,000, which loan was made on February 10, 2006, and a second draw of $500,000 which was made on March 15, 2006. The loan bears interest at 18% per annum, requires an interest only payment for the first month and twelve payments thereafter consisting of $41,666.67 of principal plus accrued interest. The loan is guaranteed by Mr. John Acunto, Jr., the Company's principal stockholder, for which he provided received consideration of fifty thousand dollars from Genco. In addition the lender holds a security interest in all of Genco's assets. Pursuant to the loan agreement, the lender received 7% of Genco's common stock and has a right of first refusal to provide customer financing for the sale of Genco's generator systems. Also, after 18 months, the lender has the right to cause the Company to purchase the lender's shares of Genco common stock at a negotiated price of no less than 3.5 times Genco's trailing twelve month's income before interest, depreciation, amortization and income taxes. At this time the Company is unable to place a fair value on the equity of Genco and no debt discount or contingent repurchase liability has been recorded or disclosed.

(c) On March 1, 2006 22,222.22 shares of series B preferred stock were converted 200,000 shares of common stock. On March 28, 2006, 35,000 shares of series B preferred stock were converted into 425,250 shares of common stock. The June Private Placement required the issuance of additional shares of series B preferred stock if the Company's fully-diluted earnings per share of common stock, computed as provided in the purchase agreement which excludes certain non-recurring expenses, is $.167 or less for the year ending December 31, 2005. On March 23, 2006, the holders of the series B preferred stock agreed to an equivalent increase in the conversion rate of the remaining outstanding shares of series B preferred stock as opposed to the issuance of additional shares of series B preferred stock. Based on the calculation of the Company's fully diluted earnings for the year ended December 31, 2005, as calculated pursuant to the purchase agreement, as of March 23, 2006, each outstanding share of series B preferred stock is convertible into 12.15 shares of common stock, an increase of 35% from the original conversion rate.

PART II
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures

The Company's principal executive officer and principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934) as of December 31, 2005 have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

The Company's principal executive officer and principal financial officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the fourth quarter ended December 31, 2005.

Item 8B. Other Information.

Not applicable

PART III
Items 9, 10, 11, 12, and 14.

The information called for by Item 9 (Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act); Item 10 (Executive Compensation), Item 11 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 12 (Certain Relationships and Related Transactions) and 14 (Principal Accountant Fees and Services) is incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 2005.

Item 13. Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation
3.2.1	Certificate of Designation for the Series B Convertible Preferred Stock(1)
3.2.2	Amendment to the Certificate of Designation for the Series B Convertible Preferred Stock
3.3	By-laws(2)
4.1	Form of Preferred Stock Purchase Agreement dated June 16, 2005(1)
4.2	Form of warrant issued in the June 2005 private placement (1)
4.3	Form of registration rights agreement relating to the June 2005 private placement(1)
10.1	Employment agreement dated October 7, 2005, between the Company and John Cammarano, as amended
10.2	Employment agreement dated as of October 7, 2005 between the Company and Anton Lee Wingeier, as amended
10.4	Consulting agreement dated June 17, 2005, between the Company and John P. Acunto, Jr., as amended (1)
10.5	The Company’s 2005 Long-Term Incentive Plan (2)
10.6	Lease dated September 20, 2005 between the Company and Penn Florida Venture IV.
10.7	Loan agreement, dated December 20, 2005, between the Company and HSK Funding, Inc.
10.78	Loan agreement, dated February 10, 2006 between Genco Power Solutions, Inc. and New Valu, Inc. (3)
21.1	Subsidiaries of the Registrant
23.1	Consent of Marcum & Kliegman, LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Filed as an exhibit to the Company’s Form 8-K with a report date of June 17, 2005 and a filing date of June 20, 2005, and incorporated herein by reference.

(2) Filed as an appendix to the Company’s proxy statement dated September 19, 2005, relating to the Company’s 2005 annual meeting of stockholders and incorporated herein by reference.

(3)  Filed as an exhibit to the Company’s Form 8-K with a report date of February 9, 2006 and a filing date of February 14, 2005, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADSOUTH PARTNERS, INC.

By:	/s/ JOHN CAMMARANO, JR.
John Cammarano
Chief Executive Officer, Director

Date: March 27, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JOHN CAMMARANO, JR.
John Cammarano
Chief Executive Officer, Director

Date: March 27, 2006

By:	/s/ ANTON LEE WINGEIER
Anton Lee Wingeier
Chief Financial Officer

Date: March 27, 2006

By:	/s/ HARLAN I. PRESS
Harlan I. Press
Director

Date: March 27, 2006

By:	/s/ JERALD HOROWITZ
Jerald Horowitz
Director

Date: March 27, 2006

By:	/s/ LOREN R. HAYNES
Loren R. Haynes
Director

Date: March 27, 2006