Form 10KSB/A
period 2005-12-31
ADSOUTH PARTNERS, INC.
filed 2006-05-01
CIK 1158235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
AMENDMENT NO. 1

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $.0001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act. Yes ☐ No ☒.

The Company had revenues of $13,314,000 for the year ended December 31, 2005.

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $2.6 million as of April 28, 2006.

There were 9,335,949 shares of the Company's common stock, $.0001 par value, outstanding as of April 28, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

None

Purpose of Amendment

This amendment is filed to include PART III which was not included in the original filing.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 15(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth certain information with respect to our executive officers and directors as of December 31, 2005.

Name	Age	Position
John Cammarano, Jr.	42	Chief executive officer, president and director
Anton Lee Wingeier	43	Chief financial officer and corporate secretary
Harlan I. Press	41	Director
Jerald Horowitz	68	Director
Loren B. Haynes	45	Director

John Cammarano, Jr. has served as our chief executive officer since June 17, 2005, as our president since March 18, 2004 and as a director since August 2004. From November 2003 to March 2004, Mr. Cammarano owned Florida Business and Entertainment, Inc. and was developing a web-based advertising internet site. For more than six years prior to November 2003, Mr. Cammarano was a part owner of Think-Tek, Inc., a direct response marketing company.

Anton Lee Wingeier has served as our chief financial officer since April 1, 2004, as our corporate secretary since August 2004 and as a director from August 2004 until August 2005. From April 2000 to April 2004, Mr. Wingeier managed his own accounting firm, specializing in SEC compliance matters and strategic merger and acquisition services. For six years prior to that, Mr. Wingeier was director of SEC reporting and vice-president of finance for Sagemark Companies Ltd.

Jerry Horowitz has been a director since August 2005. He has been the president and 50% owner of Profit Motivators, Inc., an independent marketing representative since 1987. Profit Motivators represents us as an independent marketing representative to certain of our retail customers.

Harlan I. Press has been a director since August 2005. From April 2000 until April 2006, he was the vice-president and treasurer of Concord Camera Corp., a designer, developer, manufacturer and distributor of image capture devices and related products since April 2000. Mr. Press joined Concord Camera Corp. in April 1994 and served in various capacities including corporate controller and chief accounting officer. Mr. Press is a member of the American Institute of Certified Public Accountants, the New York State Society of Certified Public Accountants and the Financial Executives Institute. As an officer of Concord Camera, Mr. Press is a defendant in several class actions against Concord, its directors and officers, relating primarily to Concord’s financial statements. In addition, the Commission has advised Concord that it is investigating matters underlying the claims in one of the class action suits. Concord and Mr. Press believe that the actions are without merit and are actively defending the actions.

Loren R. Haynes has been a director since December 2005. Mr. Haynes is vice president of sales and marketing for United Auto Group, an automobile brokerage firm, a position his has held since 2005. From 1997 to 2005 he was customer service engineer/installation coordinator for Sentry Technology Corp., a manufacturer of traveling robotic CCTV systems for industrial use.

Director’s Compensation

Pursuant to the 2005 Long-term incentive plan, each newly-elected independent director receives at the time of his or her election, a five-year option to purchase 50,000 shares of common stock at the market price on the date of his or her election. In addition, the plan provides for the annual grant to each independent director of an option to purchase 10,000 shares of common stock on April 1st of each year, commencing April 1, 2006. In l lieu of the annual grant of 10,000 to each director, in December 2005, each director received an option to purchase 25,000 shares of common stock at an exercise price of $.32 per share, subject to stockholder approval of an amendment to the plan. Commencing August 2005, we are paying our independent directors an annual directors’ fee of $5,000, a meeting fee of $1,000 per meeting attended in person and $500 per meeting attended by telephone. Each committee member receives a payment of $250 for each meeting attended in person and $125 for each meeting attended by telephone. We pay the chairman of the audit committee an annual fee of $2,500.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 15(a) of the Exchange Act

Board of Directors and Committee Meetings

Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.

Since August 10, 2005, our board of directors has had two committees - the audit committee and the compensation committee. The audit committee is comprised of Messrs. Haynes, Horowitz and Press and the compensation committee is comprised of Messrs. Cammarano, Haynes, Horowitz and Press. Mr. Press is chairman of the audit committee and Mr. Horowitz is chairman of the compensation committee.

During 2005, there were 15 meetings of the board of directors, all of which were attended by all persons serving as a director at that time.

Our audit committee is involved in discussions with our independent auditors with respect to the scope and results of our year-end audit, our quarterly results of operations, our internal accounting controls and the professional services furnished by the independent auditors. The audit committee also approved the selection of the independent registered accounting firm. Mr. Press is the audit committee financial expert and he is an independent director.

Our board of directors has adopted a written charter for the audit committee which the audit committee reviews and reassesses for adequacy on an annual basis. The charter can be found on our website at www.adsouthinc.com.

The compensation committee serves as the stock option committee for our stock option plan, and it reviews and approves any employment agreements with management and changes in compensation for our executive officers, other than Mr. Cammarano, whose compensation is reviewed by the audit committee.

Our board has adopted a code of business conduct and ethics that applies to all of our employees, officers, directors and consultants. A copy of the code of business conduct and ethics can be found on our website at www.adsouthinc.com.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. To our knowledge, all of our directors and officers were in compliance with their reporting requirements in a timely manner during 2005.

PART III

Item 10. Executive Compensation

Summary Compensation Table

The following table presents compensation information related to our chief executive officer and other executive officers who received or accrued compensation from us in excess of $100,000 (on an annualized basis) for 2005 and 2004.

								Long-term Compensation Awards
Name and Principal Position	Year	Salary		Bonus		Other Annual Compensation		Restricted Stock Awards	Securities Underlying Options / SARs (#)
John P. Acunto, Jr. Chief Executive Officer	2005 2004	$ $	80,000 250,000	$ $	46,000 695,000	$ $	14,000 10,000	666,667	162,648 333,333
John Cammarano, Jr., Chief Executive Officer and President	2005 2004	$ $	237,000 128,000	$ $	192,000 132,000	$ $	13,000 16,000	69,507	1,000,000 66,667
Anton Lee Wingeier Chief Financial Officer	2005 2004	$ $	163,000 92,000	$ $	146,000 24,000	$ $	12,000 10,000	46,667	249,314 —

Other annual compensation consists of fringe benefits including car allowance and medical benefits.

For 2005, Mr. Acunto’s bonus represents incentive compensation pursuant to his employment agreement which terminated upon his resignation in June 2005. For 2004, Mr. Acunto’s bonus includes a $250,000 signing bonus pursuant to his employment agreement and $445,000 of discretionary commissions that were earned on advertising revenues prior to the execution of his employment agreement.

For 2005, Mr. Cammarano’s bonus includes a $50,000 signing bonus related to a renegotiation of his employment terms and $142,000 of incentive compensation pursuant to his employment agreements. For 2004, Mr. Cammarano’s bonus includes a $50,000 signing bonus and $82,000 of commissions which were paid in accordance with his March 2005 employment agreement which was terminated June 2005.

For 2005, Mr. Wingeier’s bonus includes a $50,000 signing bonus related to a renegotiation of his employment terms and $96,000 of incentive compensation pursuant to his employment agreements. For 2004, Mr. Wingeier’s bonus represents a signing bonus pursuant to his July 2004 employment agreement which was terminated in June 2005.

Employment and Consulting Agreements

On February 18, 2005, we entered into an employment agreement, dated as of July 1, 2004, with John P. Acunto, Jr. to serve as our chief executive officer. Mr. Acunto’s employment agreement was terminated, except for his obligations under the non-disclosure, non-competition and related provisions, with the execution of his consulting agreement in June 2005. Mr. Acunto’s employment agreement provided for Mr. Acunto to serve as our chief executive officer until December 31, 2009. Mr. Acunto received a salary of $375,000. He also received an initial bonus of $250,000 in 2004. Mr. Acunto received his quarterly bonus for the first quarter of 2005, and a proportionate share of his quarterly bonus for the period April 1 through June 16, 2005. The quarterly bonus was 5% of our adjusted gross profit, which is defined as gross profit less compensation (other than his quarterly bonus and annual bonus). For each quarter in which a quarterly bonus is payable, Mr. Acunto was to receive a five-year non-qualified option to purchase the number of shares of common stock determined by dividing the amount of the quarterly bonus by the exercise price per share, which shall be the closing price of our common stock on the last day of the quarter. Pursuant to this provision, Mr. Acunto received an option to purchase 49,314 shares of common stock at an exercise price of $.74 per share. Mr. Acunto also received options to purchase 113,334 shares of common stock at an exercise price of $.705 per share. Mr. Acunto also received insurance benefits and a monthly automobile allowance of $1,800.

On June 17, 2005, in connection with the June 2005 private placement, we entered into a consulting agreement with Mr. Acunto, pursuant to which Mr. Acunto agreed to serve on a substantially full-time basis as a consultant with principal emphasis in marketing our advertising business for a term of three years and continuing thereafter on a year-to-year basis unless terminated by either party on 90 days prior written notice. As compensation for his services, we paid Mr. Acunto an initial payment of $200,000, and we are to pay him a non-refundable monthly draw of $17,000 against commissions earned. We agreed to pay Mr. Acunto a commission equal to 5% of the gross profit on covered accounts, as defined in the agreement. We also granted Mr. Acunto a non-qualified stock option to purchase 2,000,000 shares of common stock at an exercise price of $.65 per share, which is exercisable immediately as to 500,000 shares and thereafter in quarterly installments based on our gross profit for the quarter. On August 16, 2005, the consulting agreement with Mr. Acunto was amended whereby the $34,000 paid to him for the months of July 2005 and August 2005 were deemed earned fees and not a draw on commissions and effective September 1, 2005, his commission was increased from 5% to 10% of the gross profit on covered accounts. In December 2005, we granted Mr. Acunto an option to purchase 200,000 shares of common stock at an exercise price of $.32 per share.

PART III

Item 10. Executive Compensation

On March 18, 2004, we entered into an employment agreement with John Cammarano, Jr. to serve as our president. Mr. Cammarano’s March 2004 employment agreement was superseded by a new employment agreement we entered into with him in October 2005. Mr. Cammarano’s March 2004 employment agreement provided for him to serve as our president until March 18, 2007 and automatically renewed for additional three-year periods unless either we or Mr. Cammarano gave 90 days notice before March 18, 2007 of our or his intention to not renew. Mr. Cammarano received a salary at the annual rate of $175,000 through the term of the March 2004 employment agreement. He also received a signing bonus of $50,000 and 25,000 shares of common stock and an additional 33,334 shares of common stock for overseeing the establishment of a web-based advertising business and an option to purchase 66,667 shares of common stock at an exercise price of $1.35 per share. Mr. Cammarano was entitled to a bonus of 5% of our product sales and stock based incentives equal to 5% of the revenues that are generated as a result of his direct efforts. For the year ended December 31, 2004, Mr. Cammarano voluntarily limited his bonus compensation to 5% of product sales, less returns and advertising allowances. Mr. Cammarano also received a monthly auto allowance of $1,800.

On June 17, 2005, Mr. Cammarano was elected as our chief executive officer and agreed that (i) he would not publicly sell any shares of our common stock during the two-year period commencing on the date of the purchase agreement relating to the June 2005 private placement, (ii) notwithstanding any contrary provisions of his employment agreement or other understanding, he will not receive any bonus except for a bonus based on growth in earnings per share as determined by a compensation committee of the board of directors the majority of members of which are independent directors, (iii) in the event of a termination of his employment, other than a termination by us that is not for cause or as a result of his death or disability, his severance will not exceed one year’s compensation, (iv) that he would no longer receive a car allowance and (v) that his base salary would be $250,000. We also granted Mr. Cammarano a non-qualified stock option to purchase 800,000 shares of common stock at an exercise price of $.65 per share as to 425,000 shares and thereafter in quarterly installments based on our gross profit for the quarter.

On October 7, 2005, we entered into an employment agreement with Mr. Cammarano which superseded his previous employment agreement. The employment agreement initially expires on December 31, 2008 and continues on a month-to-month basis thereafter unless terminated on not less than 90 days notice by either us or Mr. Cammarano. Pursuant to his employment agreement Mr. Cammarano receives annual compensation of $250,000, a signing bonus of $50,000 and quarterly and annual bonuses. The quarterly bonuses are equal to the sum of (i) a gross margin bonus calculated as 5% of the amount by which the product sector’s gross profit is greater than 47% of the product sectors revenues; (ii) an operating expense bonus calculated as the amount by which selling, general and administrative expense (less consulting fees, legal fees, non-cash stock expense and investor relations fees) as a percentage of consolidated revenue has decreased from the immediately preceding quarter, multiplied by consolidated revenues, the product of which is multiplied by one-half of the percentage decrease; and (iii) a net income bonus calculated as 7.5% of the quarter’s income before debt extinguishment, interest expense on subordinated debentures and non-cash stock compensation expense. The annual bonuses are calculated as 7.5% of the amount by which annual income before debt extinguishment, interest expense on subordinated debentures and non-cash stock compensation expense has increased from the immediately preceding year. Mr. Cammarano is entitled to receive options to purchase not less than such shares of common stock as having a value equal to the sum of the quarterly and annual bonuses and in December 2005 he received an option to purchase 200,000 shares of common stock for $0.32 per share.

On February 18, 2005, we entered into an employment agreement, dated as of July 1, 2004, with our chief financial officer, Anton Lee Wingeier. Mr. Wingeier’s July 2004 employment agreement was superseded by a new employment agreement we entered into with him in October 2005. Mr. Wingeier’s July 2004 employment agreement provided for Mr. Wingeier to serve as our chief financial officer until December 31, 2005 and continuing thereafter on a month-to-month basis unless terminated by either party. Mr. Wingeier received a salary at the annual rate of $125,000 through September 30, 2004 and $150,000 thereafter. He also received an initial bonus of $24,000 in 2004, and was to receive a quarterly and annual bonus. The quarterly bonus was 5% of our adjusted gross profit, which is defined as gross profit less compensation (other than his quarterly bonus and annual bonus). If our income before income taxes and payment of his annual bonus is at least $2,000,000, we were to pay Mr. Wingeier an annual bonus equal to 5% of the adjusted income. For each quarter in which a quarterly bonus was payable, Mr. Wingeier was to receive a five-year non-qualified option to purchase the number of shares of common stock determined by dividing the amount of the quarterly bonus by the exercise price per share, which was the closing price of our common stock on the last day of the quarter. Mr. Wingeier also received insurance benefits and a monthly automobile allowance of $900. In the event of a termination of Mr. Wingeier’s employment as a result of his death or disability, we will pay him or his beneficiary his salary for the lesser of one year or the balance of the term.

PART III

Item 10. Executive Compensation

In connection with the June 2005 private placement, we and Mr. Wingeier agreed that (i) he would not publicly sell any shares of our common stock during the two-year period commencing on the date of the purchase agreement, (ii) notwithstanding any contrary provisions of his employment agreement or other understanding, he will not receive any bonus except for a bonus based on growth in earnings per share as determined by a compensation committee of the board of directors the majority of members of which are independent directors, (iii) in the event of a termination of his employment, other than a termination by us that is not for cause or as a result of his death or disability, his severance will not exceed one year’s compensation, (iv) that he would no longer receive a car allowance, (v) that his base salary would be $175,000 and (vi) that his employment term was extended to June 17, 2008.

On October 7, 2005, we entered into an employment agreement with Mr. Wingeier which superseded his previous employment agreement. The employment agreement initially expires on December 31, 2008 and continues on a month-to-month basis thereafter unless terminated on not less than 90 days notice by either us or Mr. Wingeier. Pursuant to his employment agreement Mr. Wingeier receives annual compensation of $175,000, a signing bonus of $50,000 and quarterly and annual bonuses. The quarterly bonuses are equal to the sum of (i) a gross margin bonus calculated as 5% of the amount by which the product sectors gross profit is greater than 47% of the product sectors revenues; (ii) an operating expense bonus calculated as the amount by which selling, general and administrative expense (less consulting fees, legal fees, non-cash stock expense and investor relations fees) as a percentage of consolidated revenue has decreased from the immediately preceding quarter, multiplied by consolidated revenues, the product of which is multiplied by one-half of the percentage decrease; and (iii) a net income bonus calculated as 7.5% of the quarter’s income before debt extinguishment, interest expense on subordinated debentures and non-cash stock compensation expense. The annual bonuses are calculated as 7.5% of the amount by which annual income before debt extinguishment, interest expense on subordinated debentures and non-cash stock compensation expense has increased from the immediately preceding year. Mr. Cammarano is entitled to receive options to purchase not less than such shares of common stock as having a value equal to the sum of the quarterly and annual bonuses and in December 2005 he received an option to purchase 200,000 shares of common stock for $0.32 per share.

Stock Incentive Plans

We have three equity incentive plans - our stock incentive plan, pursuant to which we may grant stock options, stock grants or other incentives to purchase up to 1,000,000 shares to non-management employees, consultants, directors and advisors, our management incentive program, pursuant to which we may issue stock grants for up to 1,666,667 shares to management and our 2005 long-term incentive plan pursuant to which as of December 31, 2005, we may issue stock options, stock grants or other incentives to purchase up to 1,870,000 shares to employees, consultants, directors and advisors. In March 2006, our board of directors adopted, subject to stockholder approval, an amendment to the 2005 long-term incentive plan increasing the number of shares available under the plan to 3,120,000 and providing that, for 2006, each independent director received an option to purchase 25,000 shares of common stock at an exercise price of $.32 per share, being the market price on the date the board approved the amendment to the plan..

During 2005, we issued options to purchase an aggregate of 4,998,814 shares of common stock of which 298,519 were issued pursuant to the stock incentive plan, 26,667 were issued pursuant to the management incentive plan, 1,873,628 were issued pursuant to the 2005 long-term incentive plan and 2,800,000 were issued outside of plans. The grant of options made outside of the plans was approved by the shareholders at the 2005 shareholder meeting.

PART III

Item 10. Executive Compensation

As of December 31, 2005 there were an aggregate of 2,240 shares of common stock available for grant pursuant to these plans, plus any additional shares which may be available as a result of the expiration or termination of any outstanding options or other rights.

The following table sets forth information relating to options which were granted during 2005 to our executive officers who are included in the preceding summary compensation table as of December 31, 2005. No stock appreciation rights were granted.

Name	Number of securities underlying options granted (#)	Percent of total grants and options granted to employees in fiscal year	Exercise or base price ($/share)	Expiration Date
John, P. Acunto, Jr.	113,334 49,314 2,000,000 200,000	3% 1% 48% 5%	$.71 $.74 $.65 $.32	3/20/2006 3/31/2010 6/19/2010 12/30/2010
John Cammarano, Jr.	800,000 200,000	40% 10%	$.65 $.32	6/19/2010 12/30/2010
Anton Lee Wingeier	49,314 200,000	3% 10%	$.74 $.32	3/31/2010 12/30/2010

Aggregated Option Exercises in Last Year and Year-end Option Values

The following table presents information regarding the unexercised options and stock appreciation rights to purchase shares of our common stock held by our executive officers who are included in the preceding summary compensation table as of December 31, 2005. No stock appreciation rights were granted.

			Number of Securities Underlying Unexercised Options at Year End (#)		Value of Unexercised In-the-Money Options at Year End ($)
Name	Shares Acquired On Exercise (#)	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
John, P. Acunto, Jr. [1]	56,667	$0	1,739,315	900,000	$0	—
John Cammarano, Jr.	—	—	832,292	234,375	$0	$0
Anton Lee Wingeier	—	—	249,314	—	$0	—

[1]	Excludes options to purchase 333,334 shares issued in 2004 to Mr. Acunto’s wife, Angela E. Acunto, as to which he disclaims beneficial interest.

PART III

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and discussion provides information as to the shares of common stock beneficially owned on April 28, 2006 by: (i) each director; (ii) each officer named in the summary compensation table; (iii) each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and, (iv) all directors and executive officers as a group.

Name	Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
John P. Acunto, Jr. 1141 S. Rogers Circle, #11 Boca Raton, FL 33487	5,411,068	48.09%
Angela E. Acunto 1141 S. Rogers Circle, #11 Boca Raton, FL 33487	5,411,068	48.09%
The Tiger Fund 2600 Michelson Drive; 17th Floor Irvine, CA 92612	805,606	8.63%
John Cammarano, Jr.	635,134	6.41%
Anton Lee Wingeier	295,981	3.09%
Harlan I. Press	75,000	*
Jerald Horowitz	75,000	*
Loren B. Haynes	75,000	*
All directors and executive officers as a group (five individuals)	1,657,157	11.14%

*	Less than 1%.

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock which are issuable upon exercise or warrants or options or upon conversion of convertible securities if they are exercisable or convertible within 60 days of the date as of which the information is provided.

Mr. John P. Acunto, Jr. and Ms. Angela E. Acunto are husband and wife. The shares owned beneficially by each of them includes (i) 1,895,086 shares of common stock and 1,582,648 shares of common stock issuable upon options held by Mr. Acunto and (ii) 1,600,000 shares of common stock and 333,334 shares of common stock issuable upon exercise of options held by Mrs. Acunto. Each of Mr. and Mrs. Acunto disclaims beneficial interest in the shares owned by the other. Mrs. Acunto has pledged 333,334 shares of Common Stock to each of Argyll Equities and Platinum Securities to secure her three-year notes each in the principal amount of $200,000.

The shares beneficially owned by Mr. Cammarano include 565,625 shares issuable upon the exercise of stock options held by him.

The shares beneficially owned by Mr. Wingeier include an option to purchase 249,314 shares of common stock.

The shares beneficially owned by each of Mr. Horowitz, Mr. Press and Mr. Haynes include shares of common stock issuable upon the exercise of stock options held by them.

PART III

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

On May 9, 2003, our board of directors authorized The Tiger Fund’s purchase of 1,298,452 shares of common stock for which The Tiger Fund issued its $19,477 promissory note. The note accrues interest annually at a rate equal to the 90 day treasury rate published in the Wall Street Journal on January 1st of each year, an effective rate of 1% at December 31, 2005, with all principal and interest due in forty-eight (48) months.

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

PART III

Item 13. Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation
3.2.1	Certificate of Designation for the Series B Convertible Preferred Stock[1]
3.2.2	Amendment to the Certificate of Designation for the Series B Convertible Preferred Stock[1]
3.3	By-laws[1]
4.1	Form of Preferred Stock Purchase Agreement dated June 16, 2005[1]
4.2	Form of warrant issued in the June 2005 private placement[1]
4.3	Form of registration rights agreement relating to the June 2005 private placement[1]
10.1	Employment agreement dated October 7, 2005, between the Company and John Cammarano, as amended[1]
10.2	Employment agreement dated as of October 7, 2005 between the Company and Anton Lee Wingeier, as amended[1]
10.4	Consulting agreement dated June 17, 2005, between the Company and John P. Acunto, Jr., as amended[1]
10.5	The Company’s 2005 Long-Term Incentive Plan[1]
10.6	Lease dated September 20, 2005 between the Company and Penn Florida Venture IV1
10.7	Loan agreement, dated December 20, 2005, between the Company and HSK Funding, Inc. [1]
10.78	Loan agreement, dated February 10, 2006 between Genco Power Solutions, Inc. and New Valu, Inc. [1]
21.1	Subsidiaries of the Registrant[1]
23.1	Consent of Marcum & Kliegman, LLP[1]
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002[1]
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002[1]
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

[1]	Filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 2005 and a filing date of March 30, 2006, and incorporated herein by reference.

Item 14. Principal Accountants Fees and Services

During 2005 and 2004, we were billed the following fees by Marcum & Kliegman LLP:

	2005	2004
Audit Fees	$113,000	$92,000
Tax Fees	—	—
Other Fees	26,000	—
	$139,000	$92,000

The audit committee of the board of directors approves the engagement of an accountant to render all audit and non-audit services prior to the engagement of the accountant based upon a proposal by the accountant of estimated fees and scope of the engagement. Our board of director’s has received the written disclosure and the letter from Marcum & Kliegman, LLP required by Independence Standards Board Standard No. 1, as currently in effect, and has discussed with Marcum & Kliegman, LLP their independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADSOUTH PARTNERS, INC.

/s/ JOHN CAMMARANO, JR.

By       John Cammarano
Chief Executive Officer, Director
Date:   April 28, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN CAMMARNO, JR.

By       John Cammarano, Jr.
Chief Executive Officer, Director

Date:   April 28, 2006

/s/ ANTON LEE WINGEIER

By       Anton Lee Wingeier
Chief Financial Officer

Date:   April 28, 2006

/s/ HARLAN I. PRESS

By       Harlan I. Press
Director

Date:   April 28, 2006

/s/ JERALD HOROWITZ

By       Jerald Horowitz
Director

Date:   April 28, 2006

/s/ LOREN R. HAYNES

By       Loren R. Haynes
Director

Date:   April 28, 2006