Form 10QSB
period 2006-03-31
ADSOUTH PARTNERS, INC.
filed 2006-05-22
CIK 1158235

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                  Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                 For The Quarterly Period Ended March 31, 2006


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

             1141 S. Rogers Circle, Suite 11, Boca Raton, FL 33487
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

         As of May 19, 2006 there are 9,335,949 shares of the par value $.0001 common stock outstanding.

         Transitional Small Business Disclosure Format (check one):  Yes [ ]
No [X]

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                             ADSOUTH PARTNERS, INC.
                                      Index

Part I. FINANCIAL INFORMATION.................................................3

Item 1. Financial Statements..................................................3

Unaudited Condensed Consolidated Statements of Operations
   For the Three Months Ended MARCH 31, 2006 and 2005.........................4

Unaudited Condensed Consolidated Balance Sheet As of MARCH 31, 2006...........5

Unaudited Condensed Consolidated Statements of Cash Flows
   For the Three Months Ended MARCH 31, 2006 and 2005.......................6-7

Unaudited Condensed Consolidated Statement of
   Changes in Stockholders' Equity
   For the Three Months Ended MARCH 31, 2006..................................8

Notes to Unaudited Condensed Consolidated
   Financial Statements....................................................9-15

Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations....................................16-20

Item 3. Controls and Procedures..............................................20

PART II OTHER INFORMATION....................................................20

Item 1. LEGAL PROCEEDINGS....................................................20

Item 6. Exhibits.............................................................21

SIGNATURES...................................................................22

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements


--------------------------------------------------------------------------------
                    Adsouth Partners, Inc. and Subsidiaries
           Unaudited Condensed Consolidated Statements of Operations

For the Three Months Ended March 31,                                                    2006                  2005
-------------------------------------------------------------------------------------------------------------------

Revenues                                                                           4,316,000               415,000
-------------------------------------------------------------------------------------------------------------------
Costs and expenses
 Media and costs of goods sold                                                     3,689,000               281,000
 Selling, administrative and other expense                                         1,402,000               263,000
-------------------------------------------------------------------------------------------------------------------
  Total costs and expenses                                                         5,091,000               544,000
-------------------------------------------------------------------------------------------------------------------
Loss from operations                                                                (775,000)             (129,000)
Interest income                                                                       13,000                     -
Interest expense                                                                     (18,000)              (24,000)
-------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                                     (780,000)             (153,000)
(Loss) income  from operation of discontinued products sector
  (see Note 6)                                                                    (1,009,000)              244,000
-------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                                ($1,789,000)              $91,000
-------------------------------------------------------------------------------------------------------------------

AMOUNTS PER SHARE OF COMMON STOCK
 Basic income (loss) per share of common stock:
  Loss from continuing operations                                                     ($0.10)               ($0.02)
  (Loss) income from operation of discontinued product sector                          (0.12)                 0.03
-------------------------------------------------------------------------------------------------------------------
    Net (loss) income                                                                 ($0.22)                $0.01
-------------------------------------------------------------------------------------------------------------------

  Diluted income (loss) per share of common stock:
    Loss from continuing operations                                                   ($0.10)               ($0.02)
    (Loss) income from operation of discontinued product sector                        (0.12)                 0.03
-------------------------------------------------------------------------------------------------------------------
    Net (loss) income                                                                 ($0.22)                $0.01
-------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares:
  Basic and diluted                                                                8,312,626             6,983,627
-------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements


--------------------------------------------------------------------------------
                    Adsouth Partners, Inc. and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheet
                              As of March 31, 2006
--------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                           $1,172,000
Certificate of deposit                                                 104,000
Accounts receivable - net                                                8,000
Inventory                                                              282,000
Current portion of deferred charge, related party                       67,000
Prepaid expenses and other current assets                              296,000
Assets of discontinued products sector (see Note 6)                  3,067,000
--------------------------------------------------------------------------------
Total current assets                                                 4,996,000
Property and equipment - net                                           703,000
Deferred charge, related party - net of current portion                 83,000
Deposit                                                                 16,000
--------------------------------------------------------------------------------
TOTAL ASSETS                                                        $5,798,000
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                      $988,000
Customer deposits                                                    1,193,000
Accrued expenses                                                       166,000
Current portion of notes payable                                     1,011,000
Current portion of capital lease obligations                             5,000
Liabilities of discontinued products sector (see Note 6)             1,498,000
--------------------------------------------------------------------------------
Total current liabilities                                            4,861,000
Notes payable - net of current portion                                  34,000
Capital lease obligations - net of current portion                      16,000
--------------------------------------------------------------------------------
Total liabilities                                                    4,911,000
--------------------------------------------------------------------------------

Commitments and Contingencies (Note 7)

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value; 10,000,000 shares
 authorized, 1,500,000 designated as series B
 convertible preferred stock, 1,075,335 issued
 and outstanding                                                             -
Common stock, $.0001 par value; 60,000,000 shares
 authorized, 9,335,949 issued and outstanding                            1,000
Additional paid-in capital                                           9,565,000
Notes receivable - stockholder                                         (20,000)
Deferred compensation                                                 (390,000)
Accumulated deficit                                                 (8,269,000)
--------------------------------------------------------------------------------
Total stockholders' equity                                             887,000
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $5,798,000
--------------------------------------------------------------------------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements


--------------------------------------------------------------------------------
                    Adsouth Partners, Inc. and Subsidiaries
           Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31,                                                           2006              2005
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS - OPERATING ACTIVITIES

Loss from continuing operations                                                           ($780,000)       ($153,000)
Adjustments to reconcile net loss to net cash - operating activities:
   Stock based compensation                                                                  93,000           23,000
   Depreciation                                                                              27,000            3,000
   Amortization of debt discount on convertible notes                                             -           20,000
   Bad debt expense                                                                           3,000            2,000
   Other operating adjustments                                                                    -            4,000
   Changes in assets and liabilities
    Accounts receivable                                                                      28,000         (181,000)
    Inventory                                                                              (282,000)               -
    Prepaid expense and other current assets                                                  2,000          (13,000)
    Deferred charge, related party                                                           17,000                -
    Accounts payable                                                                        960,000          166,000
    Customer deposits                                                                       128,000                -
    Accrued expenses                                                                        107,000         (100,000)
----------------------------------------------------------------------------------------------------------------------
Net cash - operating activities                                                             303,000         (229,000)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS - INVESTING ACTIVITIES

Capital expenditures                                                                       (362,000)          (1,000)
Deposits                                                                                     36,000           (1,000)
----------------------------------------------------------------------------------------------------------------------
Net cash - investing activities                                                            (326,000)          (2,000)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FINANCING ACTIVITIES

Deferred financing costs                                                                          -          (42,000)
Capital lease payments                                                                       (1,000)          (1,000)
Proceeds from notes payable                                                               1,000,000                -
Repayments of notes payable                                                                  (3,000)               -
Proceeds from exercise of stock options                                                      32,000           33,000
Proceeds from issuance of convertible notes                                                       -          270,000
----------------------------------------------------------------------------------------------------------------------
Net cash - financing activities                                                           1,028,000          260,000
----------------------------------------------------------------------------------------------------------------------
Change in cash - continuing operations                                                    1,004,000           29,000
Cash flows of discontinued products sector (See Note 6):
  Operating cash flows                                                                     (892,000)        (234,000)
  Investing cash flows                                                                      (53,000)          (1,000)
  Financing cash flows                                                                     (316,000)         262,000
----------------------------------------------------------------------------------------------------------------------
Net change in cash                                                                         (256,000)          56,000
Cash - beginning of period                                                                1,428,000           38,000
----------------------------------------------------------------------------------------------------------------------
Cash - end of period                                                                     $1,172,000          $94,000
----------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements


--------------------------------------------------------------------------------
                    Adsouth Partners, Inc. and Subsidiaries
           Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31,                     2006               2005
--------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest                                $32,000            $1,000
--------------------------------------------------------------------------------
Cash paid for income taxes                                  -                 -
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES

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

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements


--------------------------------------------------------------------------------
                    Adsouth Partners, Inc. and Subsidiaries
 Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity
                   For the Three Months Ended March 31, 2006

                                   Shares of
                                   Series B
                                   Preferred      Shares of
                                    Stock,      Common Stock,      Preferred        Common                          Note
                                  Issued and      Issued and      Stock, Par      Stock, Par     Additional      Receivable
                                  Outstanding    Outstanding         Value          Value      Paid-in Capital   Stockholder
-----------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 2005                 1,166,557       8,197,599              -          $1,000       $9,521,000       ($20,000)
Net loss                                  -               -              -               -                -              -
Series B convertible preferred
 stock conversion                   (91,222)      1,038,350              -               -                -              -
Grant of stock options                    -               -              -               -           12,000              -
Exercise of stock options                 -         100,000              -               -           32,000              -
Amortization of deferred stock
 based compensation                       -               -              -               -                -              -
-----------------------------------------------------------------------------------------------------------------------------
Balance at
March 31, 2006                    1,075,335       9,335,949              -          $1,000       $9,565,000       ($20,000)
-----------------------------------------------------------------------------------------------------------------------------


                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements


--------------------------------------------------------------------------------
                    Adsouth Partners, Inc. and Subsidiaries
 Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity
                   For the Three Months Ended March 31, 2006

                                    Deferred      Accumulated
                                    Compensation      Deficit       Total
--------------------------------------------------------------------------------
Balance at
December 31, 2005                   ($471,000)    ($6,480,000)    $2,551,000
Net loss                                    -      (1,789,000)    (1,789,000)
Series B convertible preferred
 stock conversion                           -               -              -
Grant of stock options                      -               -         12,000
Exercise of stock options                   -               -         32,000
Amortization of deferred stock
 based compensation                    81,000               -         81,000
--------------------------------------------------------------------------------
Balance at
March 31, 2006                      ($390,000)    ($8,269,000)      $887,000
--------------------------------------------------------------------------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
--------------------------------------------------------------------------------

1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Adsouth Partners, Inc. and its wholly owned subsidiaries Adsouth, Inc., Dermafresh, Inc. and Miko Distributors, Inc., and its majority-owned subsidiary Genco Power Solutions, Inc. ("Genco") (collectively the "Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, these interim financial statements include all adjustments, which include only normal recurring adjustments, necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of Adsouth Partners, Inc. included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. However, as stated in Note 6, the Company is presenting its products sector as discontinued operations. Accordingly, the financial statements and other financial information for the three months ended March 31, 2005, has been reclassified to show the products sector as a discontinued operation. Further, during the first quarter of 2006, through Genco, the Company commenced the business of selling, installing and servicing stand-by generators. The Genco business is reflected as a separate operating segment. See Note 4.

2.       Going Concern and Certain Significant Accounting Policies

Going Concern and Managements Plan

         The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a loss of $780,000 from continuing operations for the first quarter ended March 31, 2006. As of March 31, 2006, the Company had an accumulated deficit of $8,269,000 and had working capital of $135,000. During the quarter ended March 31, 2006, revenues from two advertising customers, who are no longer customers, represented 72% and 28%, respectively, of total revenues. In addition, the Company is a defendant in a recently-commenced litigation seeking damages in excess of $2,000,000. Although the Company believes it has meritorious defenses against such lawsuit, an unfavorable outcome of such action would have a materially adverse impact on its business and its ability to continue operating. The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern.

         As discussed in Note 6 to the accompanying financial statements, the Company decided to seek a buyer for its product sector, for which the Company incurred a loss for the three months ended March 31 2006 of approximately $1 million.

         On May 9, 2006, Genco entered into a loan agreement with a non-affiliated lender which provides for a $2,100,000 loan commitment. The Company used $1,437,000 of the loan proceeds to pay-off principal and interest owed on Genco's existing loans to the lender and its affiliates, $21,000 was paid as a loan commitment fee to the lender and $5,800 was paid for legal fees related to the loan. The loan bears interest at the prime rate plus 7.5%, an effective rate of 15.25% per annum on the date of the loan. Commencing June 8, 2006, Genco is required to make monthly payments of $58,333 plus accrued interest, until June 8, 2007, when the entire unpaid balance is due.

         During the three months ended March 31, 2006, the Company generated cash flows from continuing operations of $303,000 but used $892,000 in cash operating its discontinued products sector. As of May 19, 2006, the Company has approximately $900,000 in cash and cash equivalents. The Company expects to generate cash flow from the sale and installation of generators from Genco's existing backlog of orders in excess of $2 million as of May 19, 2006. As of May 19, 2006, the Company has in house or on existing purchase orders with its supplier, sufficient generators to fulfill its existing sales order back log. If the Company is unable to install the generators in a timely manner it will need additional funding to continue its operations.

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
--------------------------------------------------------------------------------

Certain Significant Accounting Policies

         The accounting policies followed by the Company are set forth in Note 1 to the Adsouth Partners, Inc. financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. Certain 2005 items have been reclassified to conform to the 2006 presentation.

(a)      Basic and Diluted Income (Loss) Per Share

         Basic and diluted per share results for the three months ended March 31, 2006 and 2005 were computed based on the income (loss) allocated to the common stock for the respective periods. The weighted average number of shares of common stock outstanding during the periods was used in the calculation of basic earnings (loss) per share. In accordance with FAS 128, "Earnings Per Share," the weighted average number of shares of common stock used in the calculation of diluted per share amounts is adjusted for the dilutive effects of potential common shares including, (i) the assumed exercise of stock options based on the treasury stock method; and (ii) the assumed conversion of convertible preferred stock only if an entity records earnings from continuing operations, as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations.

         As a result of the Company recording a loss from continuing operations during the three months ended March 31, 2006 and 2005, the average number of common shares used in the calculation of basic and diluted loss per share is identical and have not been adjusted for the effects of potential common shares from unconverted shares of convertible preferred stock and unexercised stock options and warrants. As of March 31, 2006 there were outstanding options to purchase 5,383,630 shares of common stock, warrants to purchase 13,188,079 shares of common stock and series B preferred stock convertible into 13,065,318 shares of common stock. Such potential common shares may dilute earnings per share in the future.

(b)      Stock Based Compensation

         In 2006 the Company began to recognize expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) "Share-Based Payment" using the modified-prospective-transition method. For the three months ended March 31, 2006, the Company recognized $93,000 of stock compensation expense of which $81,000 was amortization of deferred compensation expense and $12,000 was from the grant of a vested option to an employee during the three months ended March 31, 2006. On February 1, 2006, the Company entered into an agreement with an individual to serve as the Company's vice president of finance/controller and granted to such individual a vested option to purchase 50,000 shares of common stock for $.36 per share, the market value of the common stock on the date of grant. Using the Black-Scholes option valuation formula, the value of such stock option grant was $11,000. As of March 31, 2006, there was $390,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted. The deferred compensation is expected to be recognized over a weighted-average period of 2.2 years.

         Prior to 2006, the Company elected to use the intrinsic value method of accounting for stock options issued under its stock option plan and accordingly did not record an expense for such stock options. For purposes of pro forma disclosures under the fair-value method, the estimated fair-value of the options was amortized to expense over the options' vesting period.

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
--------------------------------------------------------------------------------

         The Company's pro forma information for the three months ended March 31, 2005, is as follows:

For the Three Months Ended March 31,                                      2005
--------------------------------------------------------------------------------

Loss from continuing operations                                      ($153,000)
Add: Stock-based employee compensation as determined under
 the intrinsic value based method and included in the
 statement of operations                                                     -
Deduct: Stock- based employee compensation as determined
 under fair value based method                                          (6,000)
--------------------------------------------------------------------------------
Pro forma loss from continuing operations                            ($159,000)
--------------------------------------------------------------------------------

Income from operations of discontinued products sector
 (see Note 6)                                                         $244,000
Add: Stock-based employee compensation as determined under
 the intrinsic value based method and included in the
 statement of operations                                                     -
Deduct:  Stock- based employee compensation as determined
 under fair value based method                                         (13,000)
--------------------------------------------------------------------------------
Pro forma income from operations of discontinued products sector      $231,000
--------------------------------------------------------------------------------

Net income as reported                                                 $91,000
Add:  Stock-based employee compensation as determined under
 the intrinsic value based method and included in the
 statement of operations                                                     -
Deduct:  Stock- based employee compensation as determined
 under fair value based method                                         (19,000)
--------------------------------------------------------------------------------
Pro forma net income                                                   $72,000
--------------------------------------------------------------------------------

Amounts per share of common stock: Loss from continuing operations
 - Basic and diluted:
  As reported                                                            ($.02)
  Pro forma                                                              ($.02)

Income from operations of discontinued products sector - Basic and diluted:
  As reported                                                             $.03
  Pro forma                                                               $.03

Net income - Basic and diluted:
  As reported                                                             $.01
  Pro forma                                                               $.01

(c)      Concentration of Credit Risk

         Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and accounts receivable. As of March 31, 2006, all of the Company's cash is placed with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of March 31, 2006 the Company had $719,000 of cash balances in excess of federally insured limits. As of March 31, 2006, cash equivalents include $250,000 held in tax exempt bonds with an original maturity of less than three months. During the three months ended March 31, 2006, revenues from two advertising customers, who were not customers during the three months ended March 31, 2005 and who are no longer customers, represented 72% and 28%, respectively, of total revenues. During the three months ended March 31, 2005, two different advertising customers, represented 81% and 11% of total revenues.

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
--------------------------------------------------------------------------------

(d)      New Authoritative Guidance

         In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 155, Accounting for Certain Hybrid Financial Instruments an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155, provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. SFAS 155 further amends FASB 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The guidance SFAS 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. SFAS 155 is not expected to have a material impact on the Company's consolidated financial statements.

         In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets--an amendment of SFAS 140. SFAS 156 requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset by entering into a servicing contract. SFAS 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. SFAS 156 is effective at the beginning of the first fiscal year that begins after September 15, 2006. SFAS 156 is not expected to have a material impact on the Company's consolidated financial statements

(e)      Minority Interest

         As of March 31, 2006, the Company owned 67% of the issued and outstanding common stock of Genco and four minority interest holders owned an aggregate of 33%. As of May 19, 2006, the Company owns 80% of the issued and outstanding common stock of Genco and two minority interest holders own an aggregate of 20%. To the extent that Genco generates income in the future; such income will be reduced by the allocable share of any such minority interest ownership. For the three months ended March 31, 2006, the Company has recognized 100% of the loss of the operations of Genco as the minority interest holders do not have any obligation to contribute any allocable share of the losses to the Company.

3.       Issuance of Note Payable

         On February 10, 2006, Genco entered into a loan agreement with a non-affiliated lender which provides for a $1,000,000 loan commitment. The terms of the loan agreement provides for an initial loan of $500,000, which was made on February 10, 2006, and a second loan of $500,000 which was made on March 15, 2006. The loan bears interest at 18% per annum, requires an interest only payment for the first month and twelve payments thereafter consisting of $41,666.67 of principal plus accrued interest. The loan is guaranteed by Mr. John Acunto, Jr., the Company's principal stockholder, for which he received consideration of $50,000 from Genco. In addition, the lender holds a security interest in all of Genco's assets. Pursuant to the loan agreement, the lender received 7% of Genco's common stock and has a right of first refusal to provide customer financing for the sale of Genco's generator systems. The estimated fair value of the 7% of Genco's common stock is deemed immaterial. On May 9, 2006, this note payable was refinanced (see Note 7(g)).

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
--------------------------------------------------------------------------------

4.       Segment Information

         As of March 31, 2006, the Company's operating activity consists of two operating segments, advertising services and generator sales. See Note 6 with respect to the discontinuation of the Company's product sector. Segment selection is based upon the organizational structure that the Company's management uses to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure. The advertising services segment consists of the placement of advertising, the production of advertising and creative advertising consulting. The generator sales segment includes all activities related to the sale, installation and servicing of stand-by generators. Corporate and general expenses of the Company are allocated to the Company's segments based on an estimate of the proportion that such allocable amounts benefit the segments. The following tables provide information about the Company's operating segments.


For the Three Months Ended March 31,                     2006             2005
--------------------------------------------------------------------------------
Revenues:
 Advertising services                              $4,311,000         $415,000
 Generator sales                                        5,000                -
--------------------------------------------------------------------------------
  Total revenues                                   $4,316,000         $415,000
--------------------------------------------------------------------------------

(Loss) income from continuing operations:

 Advertising services                                ($68,000)         $24,000
 Generator sales                                     (712,000)               -
--------------------------------------------------------------------------------
  Total (loss) income from continuing operations    ($780,000)         $24,000
--------------------------------------------------------------------------------

As of March 31,                                          2006
--------------------------------------------------------------------------------
Assets:
 Advertising services                              $1,487,000
 Generator sales                                    1,244,000
--------------------------------------------------------------------------------
  Total assets - continuing operations             $2,731,000
--------------------------------------------------------------------------------

5.       Related Party Transactions

         John P. Acunto, Jr., who beneficially owns more than 10% of our common stock, earned approximately $159,000 for services performed pursuant to his consulting agreement with the Company for the three months ended March 31, 2006.

         In addition, on February 10, 2006, Mr. Acunto provided a personal guarantee on loans of $1 million made to Genco by a non-affiliated lender, for which Mr. Acunto received $50,000.

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
--------------------------------------------------------------------------------

6.       Discontinued Operations

         On March 30, 2006, the Company made a decision to enter into negotiations for the sale of its product sector. On April 25, 2006 the Company entered into a letter of intent which contemplated the sale, subject to the negotiation and execution of an agreement of sale, by the Company of the product sector for a total consideration to be valued at $9.5 million. The following tables provide information regarding the discontinued products sector:

For the Three Months Ended March 31,                                                    2006                  2005
--------------------------------------------------------------------------------------------------------------------

  Revenues                                                                          $669,000           $1,306,000
--------------------------------------------------------------------------------------------------------------------
  Net (loss) income from operations of discontinued product                      ($1,009,000)            $244,000
--------------------------------------------------------------------------------------------------------------------

As of March 31,                                                                         2006
--------------------------------------------------------------------------------------------------------------------
Assets:
  Accounts receivable                                                               $467,000
  Due from factor                                                                    208,000
  Inventory                                                                        1,985,000
  Prepaid expense and other assets                                                    90,000
  Property and equipment, net                                                        257,000
  Investment in product line rights                                                   55,000
  Deposits                                                                             5,000
--------------------------------------------------------------------------------------------------------------------
    Assets of discontinued products sector                                        $3,067,000
--------------------------------------------------------------------------------------------------------------------

Liabilities:
  Accounts payable                                                                  $362,000
  Accrued expenses                                                                   144,000
  Demand note payable                                                                844,000
  Current portion of long-term debt                                                   28,000
  Current portion of capital lease obligations                                         6,000
  Notes payable, less current portion                                                 93,000
  Capital lease obligations, less current portion                                     22,000
--------------------------------------------------------------------------------------------------------------------
    Liabilities of discontinued products sector                                   $1,498,000
--------------------------------------------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
--------------------------------------------------------------------------------

7.       Subsequent Event

         (a) On April 1, 2006, Genco borrowed $500,000 for which it issued its demand promissory note for $500,000 which bears interest at 15% per annum. The note is guaranteed by John P. Acunto, Jr., the Company's principal stockholder, for which he received consideration of $25,000 from Genco. On May 9, 2006, this note payable was refinanced (see Note 7(g)).

         (b) On April 20, 2006, Genco entered into five year employment agreements with Dale Branham, to serve as Genco's president, and Keith Straub, to serve as Genco's chief operating officer. Pursuant to the agreements, each will receive annual salaries of $185,000 during year one, $195,000 in year two, $205,000 in year three, $215,000 in year four and $225,000 in year five. In addition, they will each receive 5% of the cost of all generators sold, up to $1,000,000 of additional compensation annually, and 5% of the selling price of all extended service contracts on the generators. They will also receive options to purchase 1,000,000 shares of common stock of the Company at an exercise price of $.75 per share as to which 200,000 shares will vest each year of the contract. Each of them is entitled to additional annual option grants to purchase such shares of the Company's common stock as calculated as 7.5% of Genco's net profit divided by $.75, such options having an exercise price equal to the fair value on the date of grant. They will each receive an additional option to purchase 100,000 shares of the Company's common stock with an exercise price equal to fair value on the date of grant in the event Genco's sales reach $10,000,000. Each of them also sold to the Company, all of their ownership in Genco for $150,000 each, of which $50,000 was payable to each immediately, $50,000 to each upon Genco reaching $5,000,000 in sales and the remaining $50,000 to each upon Genco reaching $10,000,000 in sales. Each of their employment agreements provides them with severance compensation of 50% of the salary due over the remainder of the agreement and the vesting of all granted stock options or one year's salary and the vesting of all granted options, whichever is greater. The options to be issued to them are subject to stockholder approval of an amendment to the Company's long-term incentive plan which increases the number of shares covered by the plan.

         (c) Effective May 1, 2006, John Cammarano resigned from his position as chief executive officer. Pursuant to the terms of a separation agreement between Mr. Cammarano and the Company, the Company will pay Mr. Cammarano a severance of $270,833 payable in seven monthly installments beginning May 16, 2006, all of which will be expensed in the second quarter of 2006. Mr. Cammarano is eligible to receive a quarterly bonus as defined in his employment agreement of up to $275,000 for the quarter in which the contemplated sale of the products sector occurs provided that such sale is consummated no later than September 30, 2006. In addition, the Company will reimburse Mr. Cammarano's COBRA insurance premiums for up to one year and agrees to transfer title to a Company owned vehicle to Mr. Cammarano.

         (d) On May 1, 2006, Jerald Horowitz resigned from the board of directors

         (e) On May 8, 2006, Genco entered into a five year agreement to lease warehouse and office space in Orlando, Florida. The lease requires minimum monthly rental payments of $9,226 during the first year with annual escalations of 3% each year thereafter. Upon execution of the lease, the Company paid a security deposit of $18,421 and $69,319 representing the first five and a half months of rent. The lease is guaranteed by the Company.

         (f) On May 8, 2006, Genco entered into a five year agreement to lease warehouse and office space in Pompano Beach, Florida. The lease requires minimum monthly lease payments of $7,033. Upon execution of the lease, Genco paid a security deposit of $7,033 and $14,066 representing the first and last months rent. The lease is guaranteed by the Company.

         (g) On May 9, 2006, Genco entered into a loan agreement with a non-affiliated lender which provides for a $2,100,000 loan commitment. The Company used $1,437,000 of the loan proceeds to pay-off principal and interest owed on Genco's existing loans to the lender and its affiliates, $21,000 was paid as a loan commitment fee to the lender and $5,800 was paid for legal fees related to the loan. The loan bears interest at the prime rate plus 7.5%, an effective rate of 15.25% per annum on the date of the loan. Commencing June 8, 2006, Genco is required to make monthly payments of $58,333 plus accrued interest, until June 8, 2007, when the entire unpaid balance is due. If the loan is prepaid prior to December 8, 2006, Genco is required to pay a prepayment penalty equal to 1% of the amount prepaid The loan is

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
--------------------------------------------------------------------------------

guaranteed by Adsouth Partners, Inc. and John P. Acunto, Jr., the Company's principal stockholder, for which he received consideration of $32,500 from Genco. In addition the lender holds a security interest in all of Genco's assets and has a right of first refusal to provide customer financing for the sale of Genco's generator systems. In connection with the loan, the Company issued 100 additional shares, or 10%, of Genco common stock it owned to two individuals who arranged the financing and who have agreed to provide additional consulting services to Genco. Upon issuance of the shares of the common stock of Genco, the Company holds 80% of the authorized and issued shares of common stock of Genco and the two individuals hold 20% of the authorized and issued shares of Genco's common stock. Also, after 12 months, the two individuals have the right to cause the Company to purchase the lender's shares of Genco common stock at a negotiated price of no less than 3.5 times Genco's trailing twelve month's income before interest, depreciation, amortization and income taxes. The Company estimates that the fair value on the equity of Genco is deemed immaterial and no debt discount or contingent repurchase liability has been recorded or disclosed.

         (h) On May 9, 2006, the Company, subject to board ratification, entered into an agreement with John P. Acunto, Jr. which modifies and extends his existing consulting agreement. Pursuant to the agreement, Mr. Acunto's consulting arrangement is extended until June 30, 2012 and continues on a year-to-year basis thereafter. However, Mr. Acunto's consulting agreement may only be cancelled by him if he guarantees or underwrites loans or financial facilities to, for or on behalf of the Company, in an amount not less than $250,000, and such guarantees or underwritten loans remain outstanding. Mr. Acunto will receive a monthly minimum nonrefundable draw of $20,000 against commissions and shall be allowed to participate in the Company's health insurance plans or be reimbursed for out-of-pocket expenses for maintaining his own health insurance plan. Mr. Acunto's commissions will be equal to 10% of the Company's gross profit on covered accounts, such gross profit, except as it relates to Genco sales, which will be calculated in accordance with generally accepted accounting principles. Mr. Acunto will earn a commission on Genco's sales calculated as the sales price, less the cost of the unit and less the cost of the unit multiplied by 18% to arrive at the gross profit multiplied by 10% to arrive at the earned commission. Other than commissions earned from Genco sales, covered accounts shall mean new accounts generated by Mr. Acunto's efforts.

         (i) On May 9, 2006, the Company's board appointed Charles Matza to serve as the Company's chief executive officer and chairman of the board. In connection therewith, the Company and Mr. Matza entered into an employment agreement commencing May, 10, 2006 and expiring on December 31, 2009. Mr. Matza will receive an annual salary of $250,000 and a monthly car allowance of $1,650. Mr. Matza will receive an annual bonus at the discretion of the Company. Mr. Matza is entitled to severance pay equal to one month's salary for every month worked, up to twelve months. On the same date, the Company hired Mr. Matza's wife for an annual salary of $58,500 pursuant to which she will serve as his executive administrator.

         (j) In May 2006, a former advertising customer commenced an action against the Company seeking damages in excess of $2 million. The complaint arises from a letter agreement dated May 12, 2005, pursuant to which the Company performed services for an advertising campaign. The complaint alleges that the Company breached the contract in fraudulently invoicing the customer for advertising services. Although the Company believes that it complied with its obligations under the contract, there is no assurance that a court would not come to a contrary conclusion. During the year ended December 31, 2005, the plaintiff was the Company's largest advertising customer, accounting for revenue of $6.5 million, or approximately 84% of revenues from continuing operations. During the three months ended March 31, 2006, the plaintiff was the Company's largest customer, accounting for of $3.1 million, or approximately 72% of revenue from continuing operations.

                          PART I. FINANCIAL INFORMATION
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Statement Regarding Forward Looking Disclosure

         This Quarterly Report of Adsouth Partners, Inc. on Form 10-QSB, including this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed under "Risk Factors" in our Form 10-KSB annual report for the year ended December 31, 2005 and those described in any other filings which we make with the SEC, as well as the disclosure contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-KSB for 2005 and this Form 10-QSB. In addition, such statements could be affected by risks and uncertainties related to our financial conditions, the availability of financing, the ability to generate clients and revenue for the direct response marketing business and the ability of us to expand our advertising business and to develop the Genco business, any liability we have with respect to claims made against us with respect to our advertising business and other factors which affect the industries in which we conduct business, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

         The important factors that could cause actual results to differ from those in the forward-looking statements herein are more fully described in our Form 10-KSB for the year ended December 31, 2005, and in any other filings we make with the SEC.

         Investors should evaluate any statements made by the Company in light of these important factors.

Introduction

         On March 30, 2006, the Company decided to sell our product sector which is presented as a discontinued operation in our financial statement as of and for the three months ended March 31, 2006 and 2005. Our continuing operations are in two business segments - generator sales and advertising services. Through December 31, 2005, the product sector was shown as a separate segment. Commencing with the quarter ended March 31, 2006, our historical financial statements will be reclassified to reflect the products segment as a discontinued operation.

         Our advertising services segment includes the placement of advertising in different media, the production of direct marketing commercials, and the planning and implementation of direct marketing programs for our clients. Both our revenue and our gross margins reflect services in addition to those of a typical advertising agency since the gross margin on advertising revenue is typically a percentage of the amount paid for the advertisement. To the extent that we are able to provide additional services, our margins can improve. Our advertising clients are generally smaller companies, many of which may be undercapitalized, and that require services in addition to those of a typical advertising agency. During the first quarter of 2006, substantially all of our revenues from continuing operations were from two advertising services customers, who are no longer customers. Substantially all of our revenues for the first quarter of 2005 were from two different advertising services customers who were not customers during the 2006 quarter. In May 2006, a former advertising customer commenced an action against us seeking damages in excess of $2 million. The complaint arises from a letter agreement dated May 12, 2005, pursuant to which the Company performed services for an advertising campaign. The complaint alleges that we breached the contract in fraudulently invoicing the customer for advertising services. Although we believe that we complied with our obligations under the contract, there is no assurance that a court would not come to a contrary conclusion. During the year ended December 31, 2005, the plaintiff was our largest advertising customer, accounting for revenue of $6.5 million, or approximately 84% of revenues from continuing operations. During the three months ended March 31, 2006, the plaintiff was our largest customer, accounting for of $3.1 million, or approximately 72% of revenue from continuing operations.

                           PART I. FINANCIAL INFORMATION
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

         Our generator sales segment includes the sale, installation and servicing of standby and portable generators to both residential and commercial customers. We are currently selling Guardian generators which we purchase from Generac Power Systems, Inc. Since December 2005, we have been developing the infrastructure necessary to operate our generator sales segment, including the acquisition of computers, vehicles and equipment and warehouse space. During the first quarter of 2006 we launched our generator sales operations in South Florida including the initiation of a radio advertising campaign, the hiring of our sales force and customer services representatives and installation crews. During the first quarter of 2006, we recognized $5,000 from our generator sales segment and as of May 10, 2006 we have sales orders in excess of $2,000,000. In May 2006, we executed a lease for office and warehouse space in Orlando, Florida which is the first phase of our launch into the northern and central areas of Florida.

         In our discontinued products sector, we sell, both through our direct marketing operations and our sales to retail stores, a range of different products, some of which are not related to the others and have different distribution channels. During 2004, we generated revenue from only one product line, our Dermafresh product line, which we acquired in February 2004 and introduced to the market in June 2004. From December 31, 2004 through March 2006, we either acquired or obtained marketing rights to a number of additional products. Revenues form our discontinued operations were $669,000 and $1,306,000 for the first quarter of 2006 and 2005, respectively.

Critical Accounting Policies

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that are complex and those that require significant judgments and estimates in the preparation of our financial statements, including the following: recognition of revenues, accounting for stock-based compensation, and accounting for income taxes. We rely on historical experience and on other assumptions we believe to be reasonable under the circumstances in making our judgment and estimates. Actual results could differ materially from those estimates. There have been no significant changes in the assumptions, estimates and judgments in the preparation of these financial statements from the assumptions, estimates and judgments used in the preparation of our 2005 audited financial statements with respect to our advertising segment.

Revenue Recognition

         We derive advertising services revenue from; (i) the placement of advertising in television, internet and print media outlets; (ii) the production of advertising content including television commercials, print advertising and other graphics design literature; and (iii) advertising and marketing consulting services. Our advertising services revenue is derived from billings that are earned when the media is placed, from fees earned as advertising services are performed and from production services rendered. In addition, incentive amounts may be earned based on qualitative and/or quantitative criteria. In the case of media placements, revenue is recognized as the media placements appear. We are the primary obligor and carry all of the credit risk for the media placements and accordingly, record the full amount of such billings from the media placements as revenue in accordance with Emerging Issues Task Force Issue No. 99-19. In the case of consulting and production arrangements, the revenue is recognized as the services are performed. Our creative consulting revenue is generally earned on a fee basis, and in certain cases incentive amounts may also be earned. As with fee arrangements in advertising, such revenue is recognized as the work is performed. Incentive amounts for advertising and marketing services are recognized upon satisfaction of the qualitative and/or quantitative criteria, as set out in the relevant client contract. Deferred revenues are recognized as a liability when billings are received in advance of the date when revenues are earned.

         We derive generator sales revenue from; (i) the sale of generator units, (ii) the installation of generators; and (iii) the servicing of generators, including the sale of parts. We recognize revenue from the sale of the generator units upon delivery. Revenue related to the installation of the generators is recognized on the percentage of completion method. The recognition of generator service revenues is recognized as services are performed, and when the parts are delivered.

                          PART I. FINANCIAL INFORMATION
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Stock-Based Compensation

         Commencing January 1, 2006, we are recognizing expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) "Share-Based Payment". In the first quarter of 2006, we recognized $93,000 of stock compensation expense of which $81,000 was amortization of previously unrecognized deferred compensation expense related to options issued to consultants and $12,000 was from the grant of a vested option issued to an employee during the quarter. As of March 31, 2006, there was approximately $390,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 2.2 years. Prior to 2006, the Company elected to use the intrinsic value method of accounting for stock options issued under its stock option plan and accordingly did not record an expense for such stock options in accordance with APB 25..

Income Taxes

         We provide for federal and state income taxes currently payable, as well as for those deferred because of temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. The effect of a change in tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income taxes to the amount that is more likely than not to be realized. As of December 31, 2005, we had net operating loss carry-forwards approximating $3,486,000. Pursuant to Section 382 of the Internal Revenue Code, utilization of these losses may be limited in the event of a change in control, as defined in the Treasury regulations. Approximately $130,000 of net operating losses incurred prior to January 4, 2004 is limited to $26,000 per year due to the change of control that resulted from the January 1, 2004 reverse acquisition. Approximately $2.3 million of net operating losses incurred from January 1, 2004 through June 17, 2005 are limited to $651,000 per year due to the June 17, 2005 private placement of the series B preferred stock. There was no tax benefit or expense for either of the 2006 and 2005 first quarters.

New Accounting Pronouncements

         In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 155, Accounting for Certain Hybrid Financial Instruments an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155, provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. SFAS 155 further amends FASB 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The guidance SFAS 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. SFAS 155 is not expected to have a material impact on our consolidated financial statements.

         In March 2006, SFAS issued SFAS 156, Accounting for Servicing of Financial Assets--an amendment of SFAS 140. SFAS 156 requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset by entering into a servicing contract. SFAS 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. SFAS 156 is effective at the beginning of the first fiscal year that begins after September 15, 2006. SFAS 156 is not expected to have a material impact on our consolidated financial statements.

                          PART I. FINANCIAL INFORMATION
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Results of Operations

         All but $5,000 of our revenues for the first quarter of 2006 and all of our revenue for the first quarter of 2005 were from the advertising services segment. Advertising revenues in the first quarter of 2006 increased $3,896,000, or approximately nine times compared to 2005. Substantially all of the 2006 advertising services revenue was from two customers who are no longer clients. Substantially all of the 2005 revenue was from two different customers who were not customers during 2006. Media placements costs in 2006 were 85% of related revenues compared to 68% in 2005. In 2005 we had negotiated higher rates on the media which we placed compared to 2006, resulting in a lower margin. Historically, we have been dependent upon a limited number of customers with whom we have short term relationships. We believe that any significant future growth from a broad based revenue stream will come from the generator sales segment. As of May 10, 2006, we have in excess of $2,000,000 in generator sales orders from more than 100 customers.

         Selling, administrative and other expenses for the first quarter of 2006 were $1,402,000, compared to $263,000 for 2005. Operating expenses directly related to the advertising services 2006 first quarter operations were $258,000, including $156,000 of personnel costs, $33,000 of facilities expense, $25,000 of advertising costs and $17,000 of travel costs. Operating expenses directly related to the generator sales 2006 first quarter operations were $443,000 including $188,000 of personnel costs, $80,000 of loan costs, $69,000 of advertising costs and $30,000 of facilities expense. Corporate overhead costs that were allocated to the segments for the first quarter of 2006 were $696,000 including non cash stock compensation expense of $93,000, software implementation fees of $46,000, professional fees of $161,000, personnel costs of $271,000 (human resources, finance and operations), shareholder relations fees of $40,000, insurance costs of $17,000 and facilities costs of $23,000.

         The loss from continuing operations was $780,000, or $.10 per share (basic and diluted) for 2006 and $153,000, or $.02 per share (basic and diluted) for the 2005 quarter. For the first quarter of 2006, the loss from our discontinued product sector was $1,009,000, or $.12 per share (basic and diluted) compared to income of $244,000, or $.03 per share (basic and diluted) for 2005. Overall, we incurred a consolidated net loss of $1,789,000, or $.22 per share (basic and diluted), for the first quarter of 2006, compared to consolidated net income of $91,000, or $.01 per share (basic and diluted) for the first quarter of 2005.

Financial Condition

         At March 31, 2006, we had available working capital of approximately $135,000, compared to working capital of $2,084,000 at December 31, 2005. The primary decrease in working capital was from a $961,000 increase in accounts payable and a $1,000,000 increase in current notes payable. The increase in accounts payable relates to amounts owed to networks for media that was placed during March 2006 and the increase in notes payable relates to loans that were made by the generator sales segment in February 2006.

         As of March 31, 2006, we had cash and cash equivalents of $1,172,000. On February 10, 2006, Genco entered into a loan agreement with a non-affiliated lender pursuant to which we borrowed $500,000 on February 10, 2006, and $500,000 on March 15, 2006. In April 2006, Genco borrowed an additional promissory note for $500,000. On May 9, 2006, Genco entered into a loan agreement with a non-affiliated lender which provides for a $2,100,000 loan commitment. Genco used $1,437,000 of the loan proceeds to pay-off principal and interest owed on Genco's existing loans to the lender and its affiliates, approximately $27,000 was used to pay closing costs and $32,500 was paid to Mr. John P. Acunto in consideration of his guarantee of the loan. The loan bears interest at the prime rate plus 7.5%, an effective rate of 15.25% per annum on the date of the loan. Commencing June 8, 2006, Genco is required to make monthly payments to $58,333 plus accrued interest, until June 8, 2007, when the entire unpaid balance is due. If the loan is prepaid prior to December 8, 2006, Genco is required to pay a prepayment penalty equal to 1% of the amount prepaid.

Going Concern and Managements Plan

         As of March 31, 2006, we had an accumulated deficit of $8,269,000 and working capital of $135,000. In addition, we are a defendant in a recently-commenced action seeking damages in excess of $2,000,000. Although we believe we have meritorious defenses against such lawsuit, an unfavorable outcome of such action would have a materially adverse impact on our business and our ability to continue operating. During the three months ended March 31, 2006, we generated cash flows from continuing operations of $303,000 but used $892,000 in cash operating our discontinued products sector. As of May 19, 2006, we have approximately $900,000 in cash and cash equivalents. We expect to generate cash flow from the sale and installation of generators from Genco's existing backlog of orders. As of May 19, 2006, we have in house or on an existing purchase order with its generator supplier, sufficient generators to fulfill our existing back log of generator orders which are in excess of $2 million. If we are unable to install the generators in a timely manner we will need additional funding to continue its operations. We cannot assure you that we will be able to obtain such additional funding, the lack thereof which could have a material adverse impact on our business. If we are unable to generate sufficient cash flows from the operations of Genco or raise additional funding to continue our operations, we will have to develop and implement a plan to reduce operating costs until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

                          PART I. FINANCIAL INFORMATION
                         Item 3. Controls and Procedures

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

                           PART II. OTHER INFORMATION
                           Item 1. Legal Proceedings.

         On May 15, 2006, the Company was served in an action in the Bankruptcy Court in the State of New Jersey by N.V.E., Inc. ("NVE"). Other defendants in the action are John Acunto, Jr., a principal stockholder and former chief executive officer, John Cammarano, a former chief executive officer, Anton Lee Wingeier, the Company's chief financial officer and three other employees of the Company. The complaint arises from a letter agreement dated May 12, 2005, pursuant to which the Company performed services for NVE relating to NVE's advertising campaign. The complaint alleges that the Company breached the contract in fraudulently invoicing NVE for advertising services. The complaint also alleges that the Company's conduct constituted criminal activity and includes a claim under federal and New Jersey Racketeer Influenced and Corrupt Organizations Act (generally known as RICO), and seeks damages in excess of $2,000,000 plus costs, with claims for treble damages and punitive damages. The Company believes that the allegations of criminal conduct and the RICO claims are without merit. The Company believes that it has meritorious defenses to the other claims alleged and intends to vigorously defend the action. During the year ended December 31, 2005, NVE was our largest advertising customer, accounting for revenue of $6.5 million, or approximately 84% of revenues from continuing operations. During the three months ended March 31, 2006, NVE was our largest customer, accounting for of $3.1 million, or approximately 72% of revenue from continuing operations.

                           PART II. OTHER INFORMATION
                    Item 6. Exhibits and Reports on Form 8-K

10.1 Employment agreement dated as of April 20, 2006 between Genco Power Solutions, Inc. and Dale Branham
10.2 Employment agreement dated as of April 20, 2006 between Genco Power Solutions, Inc. and Keith Straub
10.3 Amended consulting agreement dated as of May 9, 2006 between the Company and John Acunto
10.4 Lease agreement dated May 8, 2006 to lease warehouse and office space in Orlando, Florida
10.5 Lease agreement dated May 8, 2006 to lease warehouse and office space in Pompano Beach, Florida
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2    Certification of Chief Financial Officer pursuant to
        Section 302 of the Sarbanes-Oxley Act
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ADSOUTH PARTNERS, INC.


/S/ Charles Matza          Chief Executive Officer                  May 22, 2006
                           (Principal Executive Officer)


/S/ Anton Lee Wingeier     Chief Financial Officer                  May 22, 2006
                           (Principal Financial Officer)