Form 10QSB
period 2006-06-30
ADSOUTH PARTNERS, INC.
filed 2006-08-21
CIK 1158235

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                  Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                                 June 30, 2006


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

         As of August 20, 2006 there are 9,372,399 shares of the par value $.0001 common stock outstanding.

         Transitional Small Business Disclosure Format (check one):  Yes [ ]
No [X]

                             ADSOUTH PARTNERS, INC.

                                      Index

Part I. FINANCIAL INFORMATION..............................................3

Item 1. Financial Statements...............................................3

Unaudited Condensed Consolidated Statements of Operations
   For the Three Months Ended June 30, 2006 and 2005.......................3

Unaudited Condensed Consolidated Statements of Operations
   For the Six Months Ended June 30, 2006 and 2005.........................4

Unaudited Condensed Consolidated Balance Sheet As of JUNE 30, 2006.........5

Unaudited Condensed Consolidated Statements of Cash Flows
   For the Six Months Ended June 30, 2006 and 2005.........................6-7

Unaudited Condensed Consolidated Statement of
   Changes in Stockholders' Equity For the
   Six Months Ended June 30, 2006..........................................8

Notes to Unaudited Condensed Consolidated
   Financial Statements....................................................9-19

Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations.....................................20-27

Item 3. Controls and Procedures............................................27

PART II OTHER INFORMATION..................................................28

Item 1. LEGAL PROCEEDINGS..................................................28

Item 6. Exhibits...........................................................28

SIGNATURES.................................................................29

-------------------------------------------------------------------------------------------------------------------
                                     Adsouth Partners, Inc. and Subsidiaries
                            Unaudited Condensed Consolidated Statements of Operations
For the Three Months Ended June 30,                                                     2006                  2005
-------------------------------------------------------------------------------------------------------------------

Revenues                                                                            $795,000              $277,000
-------------------------------------------------------------------------------------------------------------------
Costs and expenses

 Media placement and production costs                                                      -               192,000
Cost of goods sold                                                                   598,000                     -
 Selling, administrative and other expense                                         2,552,000               460,000
-------------------------------------------------------------------------------------------------------------------
  Total costs and expenses                                                         3,150,000               652,000
-------------------------------------------------------------------------------------------------------------------
Loss from operations                                                              (2,355,000)             (375,000)
Interest income                                                                        1,000                     -
Interest expense                                                                     (81,000)              (42,000)
Loss on early debt extinguishment                                                          -              (179,000)
Non cash stock based expense from liquidated damages related to series B            (152,000)                    -
-------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                                   (2,587,000)             (596,000)
Loss from operations of discontinued products sector (see Note 6)                   (915,000)             (726,000)
-------------------------------------------------------------------------------------------------------------------
Net loss                                                                          (3,502,000)           (1,322,000)
Deemed dividend-Series B Preferred Stock                                                   -            (1,344,000)
-------------------------------------------------------------------------------------------------------------------
Net loss attributable to common stockholders                                     ($3,502,000)          ($2,666,000)
-------------------------------------------------------------------------------------------------------------------

AMOUNTS PER SHARE OF COMMON STOCK Basic and diluted loss per share of common stock:

    Loss from continuing operations                                                   ($0.27)               ($0.07)
-------------------------------------------------------------------------------------------------------------------
    Loss from operations of discontinued product sector                                (0.10)                (0.09)
-------------------------------------------------------------------------------------------------------------------
    Net loss attributable to common stockholders                                      ($0.37)               ($0.33)
-------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares:

  Basic and diluted                                                                9,355,977             8,009,101
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

-------------------------------------------------------------------------------------------------------------------
                                     Adsouth Partners, Inc. and Subsidiaries
                            Unaudited Condensed Consolidated Statements of Operations
For the Six Months Ended June 30,                                                       2006                  2005
-------------------------------------------------------------------------------------------------------------------

Revenues                                                                          $5,111,000              $692,000
-------------------------------------------------------------------------------------------------------------------
Costs and expenses

 Media placement and production costs                                              3,681,000               473,000
Cost of goods sold                                                                   602,000                     -
 Selling, administrative and other expense                                         3,958,000               723,000
-------------------------------------------------------------------------------------------------------------------
  Total costs and expenses                                                         8,241,000             1,196,000
-------------------------------------------------------------------------------------------------------------------
Loss from operations                                                              (3,130,000)             (504,000)
Interest income                                                                       14,000                     -
Interest expense                                                                     (99,000)              (66,000)
Loss on early debt extinguishment                                                          -              (179,000)
Non cash stock based expense from liquidated damages related to series B            (152,000)                    -
-------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                                   (3,367,000)             (749,000)
Loss from operations of discontinued products sector (see Note 6)                 (1,924,000)             (482,000)
-------------------------------------------------------------------------------------------------------------------
Net loss                                                                          (5,291,000)           (1,231,000)
Deemed dividend-Series B Preferred Stock                                                   -            (1,344,000)
-------------------------------------------------------------------------------------------------------------------
Net loss attributable to common stockholders                                     ($5,291,000)          ($2,575,000)
-------------------------------------------------------------------------------------------------------------------

AMOUNTS PER SHARE OF COMMON STOCK Basic and diluted loss per share of common stock:

    Loss from continuing operations                                                   ($0.38)               ($0.10)
-------------------------------------------------------------------------------------------------------------------
    Loss from operations of discontinued product sector                                (0.22)                (0.06)
-------------------------------------------------------------------------------------------------------------------
    Net loss attributable to common stockholders                                      ($0.60)               ($0.34)
-------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares:

  Basic and diluted                                                                8,837,386             7,499,195
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------
                                      Adsouth Partners, Inc. and Subsidiaries
                                   Unaudited Condensed Consolidated Balance Sheet
                                                As of June 30, 2006
---------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                                                  $228,000
Accounts receivable - net                                                                                    13,000
Inventory                                                                                                   353,000
Current portion of deferred charge, related party                                                            67,000
Prepaid expenses and other current assets                                                                   429,000
Assets of discontinued products sector (see Note 6)                                                       2,847,000
---------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                      3,937,000
Property and equipment - net                                                                              1,118,000
Goodwill                                                                                                    100,000
Deferred charge, related party - net of current portion                                                      67,000
Deferred loan costs                                                                                          28,000
Deposit                                                                                                      60,000
---------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                             $5,310,000
---------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                                         $1,397,000
Customer deposits                                                                                         1,977,000
Accrued expenses                                                                                            381,000
Current portion of notes payable                                                                          2,111,000
Current portion of capital lease obligations                                                                  5,000
Liabilities of discontinued products sector (see Note 6)                                                  1,964,000
---------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                                 7,835,000
Notes payable - net of current portion                                                                       31,000
Capital lease obligations - net of current portion                                                           15,000
---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                         7,881,000
---------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 7 and 8)

CAPITAL DEFICIENCY

Preferred stock, $.0001 par value; 10,000,000 shares authorized,
 1,500,000 designated as series B convertible preferred stock,
 1,072,335 issued and outstanding                                                                                 -
Common stock, $.0001 par value; 60,000,000 shares authorized,
 9,372,399 issued and outstanding                                                                             1,000
Additional paid-in capital                                                                                9,565,000
Notes receivable - stockholder                                                                              (21,000)
Deferred compensation                                                                                      (345,000)
Accumulated deficit                                                                                     (11,771,000)
---------------------------------------------------------------------------------------------------------------------
Total capital deficiency                                                                                 (2,571,000)
---------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIENCY                                                                 $5,310,000
---------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

----------------------------------------------------------------------------------------------------------------------
                                       Adsouth Partners, Inc. and Subsidiaries
                              Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30,                                                              2006              2005
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS - OPERATING ACTIVITIES

Loss from continuing operations                                                         ($3,367,000)        ($749,000)
Adjustments to reconcile net loss to net cash - operating activities:
   Stock based compensation                                                                 137,000            43,000
   Depreciation                                                                              85,000             7,000
   Amortization of debt discount on convertible notes                                             -            53,000
   Non cash stock based expense from liquidated damages related to
    series B preferred shareholders (see Note 7)                                            152,000                 -
   Bad debt expense                                                                           3,000             2,000
   Loss on early debt extinguishment                                                              -           178,000
   Other operating adjustments                                                                3,000                 -
   Changes in assets and liabilities
    Accounts receivable                                                                       8,000           (93,000)
    Inventory                                                                              (353,000)           (7,000)
    Prepaid expense and other current assets                                               (130,000)                -
    Deferred charge, related party                                                           33,000          (200,000)
    Accounts payable                                                                      1,369,000           (37,000)
    Customer deposits                                                                       949,000                 -
    Accrued expenses                                                                        170,000          (252,000)
----------------------------------------------------------------------------------------------------------------------
Net cash - operating activities                                                            (941,000)       (1,055,000)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS - INVESTING ACTIVITIES

Capital expenditures                                                                       (835,000)          (34,000)
Redeem certificate of deposit                                                               100,000                 -
Purchase subsidiary equity from minority interest holders                                  (100,000)                -
Deposits                                                                                     (9,000)           (1,000)
----------------------------------------------------------------------------------------------------------------------
Net cash - investing activities                                                            (844,000)          (35,000)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FINANCING ACTIVITIES

Deferred financing costs                                                                    (28,000)          (80,000)
Capital lease payments                                                                       (2,000)           (2,000)
Proceeds from notes payable                                                               2,100,000             7,000
Repayments of notes payable                                                                  (5,000)                -
Proceeds from exercise of stock options                                                      32,000            33,000
Proceeds from issuance of convertible notes                                                       -           487,000
Repayment of convertible notes                                                                    -          (257,000)
Cash proceeds from issuance of preferred stock                                                    -         1,603,000
Offering costs                                                                                    -          (114,000)
----------------------------------------------------------------------------------------------------------------------
Net cash - financing activities                                                           2,097,000         1,677,000
----------------------------------------------------------------------------------------------------------------------
Change in cash - continuing operations                                                      312,000           587,000
Cash flows of discontinued products sector (see Note 6):
  Operating cash flows                                                                   (1,158,000)         (569,000)
  Investing cash flows                                                                      (69,000)          (19,000)
  Financing cash flows                                                                     (286,000)          622,000
----------------------------------------------------------------------------------------------------------------------
Net change in cash                                                                       (1,201,000)          621,000
Cash - beginning of period                                                                1,429,000            38,000
----------------------------------------------------------------------------------------------------------------------
Cash - end of period                                                                       $228,000          $659,000
----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

----------------------------------------------------------------------------------------------------------------------
                                       Adsouth Partners, Inc. and Subsidiaries
                              Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30,                                                              2006              2005
----------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                                                      $71,000            $9,000
----------------------------------------------------------------------------------------------------------------------
Cash paid for income taxes                                                                        -                 -
----------------------------------------------------------------------------------------------------------------------

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

         On June 17, 2005, the Company issued 300,633 shares of Series B Convertible Preferred stock in exchange for $800,000 of convertible notes and $12,000 of accrued interest thereon.

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

                                   Shares of
                                   Series B
                                   Preferred      Shares of
                                    Stock,      Common Stock,      Preferred        Common                          Note
                                  Issued and      Issued and      Stock, Par      Stock, Par     Additional      Receivable
                                  Outstanding    Outstanding         Value          Value      Paid-in Capital   Stockholder
-----------------------------------------------------------------------------------------------------------------------------
Balance at
January 1, 2006                   1,166,557       8,197,599              -          $1,000       $9,521,000       ($20,000)

Net loss                                  -               -              -               -                -              -

Series B convertible preferred
 stock conversion                   (94,222)      1,074,800              -               -                -              -

Grant of stock options                    -               -              -               -           11,000              -

Exercise of stock options                 -         100,000              -               -           32,000              -

Interest on note receivable
 from Stockholder                         -               -              -               -            1,000         (1,000)

Amortization of deferred stock
 based compensation                       -               -              -               -                -              -
-----------------------------------------------------------------------------------------------------------------------------
Balance at
June 30, 2006                    1,072,335        9,372,399              -          $1,000       $9,565,000       ($21,000)
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

                                    Deferred      Accumulated
                                    Compensation      Deficit       Total
--------------------------------------------------------------------------------
Balance at
January 1, 2006                     ($471,000)    ($6,480,000)    $2,551,000

Net loss                                    -      (5,291,000)    (5,291,000)

Series B convertible preferred
 stock conversion                           -               -              -

Grant of stock options                      -               -         11,000

Exercise of stock options                   -               -         32,000

Interest on note receivable
 from Stockholder                           -               -              -

Amortization of deferred stock
 based compensation                   126,000               -        126,000
--------------------------------------------------------------------------------
Balance at
June 30, 2006                       ($345,000)   ($11,771,000)   ($2,571,000)
--------------------------------------------------------------------------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006
--------------------------------------------------------------------------------

1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Adsouth Partners, Inc. and its wholly owned subsidiaries Adsouth, Inc., Dermafresh, Inc. and Miko Distributors, Inc., and its majority-owned subsidiary Genco Power Solutions, Inc. ("Genco") (collectively the "Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, these interim financial statements include all adjustments, which include only normal recurring adjustments, necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of Adsouth Partners, Inc. included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. However, as stated in Note 6 of these financial statements, the Company is presenting its products sector as discontinued operations. Accordingly, the financial statements and other financial information for the three and six months ended June 30, 2005, have been reclassified to show the products sector as a discontinued operation. Further, during the first quarter of 2006, through Genco, the Company commenced the business of selling, installing and servicing stand-by generators. The Genco business is reflected as a separate operating segment. See Note 4.

2.       Going Concern and Certain Significant Accounting Policies

Going Concern and Management's Plan

         The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a loss of $3,367,000 from continuing operations for the six months ended June 30, 2006. As of June 30, 2006, the Company had an accumulated deficit of $11,771,000 and had working capital deficiency of $3,898,000. During the six months ended June 30, 2006, revenues from two advertising customers, who are no longer customers, represented 61% and 23%, respectively, of total revenues. In addition, the Company is a defendant in a recently-commenced litigation by one of these advertising customers seeking damages in excess of $2,000,000. Although the Company believes it has meritorious defenses against such lawsuit, an unfavorable outcome of such action would have a materially adverse impact on its business and its ability to continue operating. The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern.

         As discussed in Note 6, the Company decided to seek a buyer for its product sector, for which the Company incurred a loss for the three and six months ended June 30, 2006 of $915,000 and $1.9 million, respectively. On August 1, 2006, the Company and its subsidiaries sold to MFC Development Corp. ("MFC") substantially all of the assets of its product sector. The Company transferred to MFC those assets relating to the products sector in exchange for (i) the assumption of certain accounts payable, accrued expenses and other liabilities related to the products business approximating $1.5 million, (ii) an unsecured promissory note in the amount of $1,525,000, and (iii) 5,500,000 shares of MFC's common stock, of which 750,000 shares are held in escrow as security for its obligations relating to its representations and warranties. The principal amount of the note is subject to adjustment based upon a post-closing accounting. On August 2, 2006, MFC made a payment of $381,250, representing 25% of the principal amount of the note.

         On May 9, 2006, Genco entered into a loan agreement with New-Valu, Inc., a non-affiliated lender, providing for a $2,100,000 loan. The Company used $1,437,000 of the loan proceeds to pay-off principal and interest owed on Genco's existing loans to the lender and its affiliates, $21,000 was paid as a loan commitment fee to the lender and $5,800 was paid for legal fees related to the loan. The loan bears interest at the prime rate plus 7.5%, an effective rate of 15.25% per annum on the date of the loan. Commencing June 8, 2006, Genco is required to make monthly payments of $58,333 plus accrued interest, until June 8, 2007, when the entire unpaid balance is due.

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006
--------------------------------------------------------------------------------

        On July 14, 2006, Genco entered into a loan agreement with HSK Funding, Inc. and New Valu, Inc., non-affiliated lenders, providing for a $1,000,000 loan secured by all of Genco's assets. Genco paid $30,000 as a loan commitment fee to the lenders and $7,500 was paid for legal fees related to the loan. The loan bears interest at 12% per annum. Commencing August 14, 2006, Genco is required to make monthly payments of $50,000 plus accrued interest and on the 14th day of each month thereafter until April 14, 2007, when the entire unpaid balance plus accrued interest is due and payable. The loan is guaranteed by the Company and the guarantee is secured by a pledge of the Company's stock of Genco. In addition, the Company agreed to pledge 2,250,000 shares of the stock of MFC as additional security for the loan and for the loan made by New Valu, Inc. to Genco on May 9, 2006. In connection with the loan, Genco issued warrants to HSK to purchase up to 10% of Genco common stock for the price of $.01 per share, which warrants, if exercised, would reduce the Company's ownership in Genco to 70%. The Company shall have the right to require the warrant holder to sell 50% of the shares represented by the warrant for $300,000 by giving notice to the warrant holder before January 15, 2007. Any default under the terms of this loan will also be a default under the terms of the May 8, 2006 loan. Pursuant to this agreement, the Company agreed to elect a director designated by the lender to its board of directors and to elect a second director at the next meeting of stockholders. The lender has not yet advised the Company of its designee.

         During the six months ended June 30, 2006, the Company used $941,000 of cash operating its continuing operations and $1,158,000 operating its discontinued products sector. The Company expects to generate cash flow from the sale and installation of generators from Genco's existing backlog of orders. As of August 19, 2006, the Company will need to use cash generated from the delivery and installation of generators in order to purchase and install a sufficient number of generators to fulfill its existing sales order back log. If the Company is unable to install the generators in a timely manner it will need additional funding to continue its operations.

Certain Significant Accounting Policies

         The accounting policies followed by the Company are set forth in Note 1 to the Adsouth Partners, Inc. financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. Certain 2005 items have been reclassified to conform to the 2006 presentation.

(a)      Basic and Diluted Loss Per Share

         Basic and diluted per share results for the three and six months ended June 30, 2006 and 2005 were computed based on the loss allocated to the common stock for the respective periods. The weighted average number of shares of common stock outstanding during the periods was used in the calculation of basic loss per share. In accordance with FAS 128, "Earnings Per Share," the weighted average number of shares of common stock used in the calculation of diluted per share amounts is adjusted for the dilutive effects of potential common shares including, (i) the assumed exercise of stock options based on the treasury stock method; and (ii) the assumed conversion of convertible preferred stock only if an entity records earnings from continuing operations, as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations.

         As a result of the Company recording a loss from continuing operations during the three and six months ended June 30, 2006 and 2005, the average number of common shares used in the calculation of basic and diluted loss per share is identical and have not been adjusted for the effects of potential common shares from unconverted shares of convertible preferred stock and unexercised stock options and warrants. As of June 30, 2006 there were outstanding options to purchase 5,183,630 shares of common stock, warrants to purchase 13,188,079 shares of common stock and series B preferred stock convertible into 13,028,870 shares of common stock. Such potential common shares may dilute earnings per share in the future.

(b)      Stock Based Compensation

         In 2006 the Company began to recognize expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) "Share-Based Payment" using the modified-prospective-transition method. For the three and six months ended June 30, 2006, the

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006
--------------------------------------------------------------------------------

Company recognized $45,000 and $137,000, respectively, of stock compensation expense. On February 1, 2006, the Company entered into an agreement with an individual to serve as the Company's vice president of finance/controller and granted to such individual a vested option to purchase 50,000 shares of common stock for $.36 per share, the market value of the common stock on the date of grant. Using the Black-Scholes option valuation formula, the value of such stock option grant was $11,000. As of June 30, 2006, there remains approximately $67,000 of deferred compensation costs related to the foregoing nonvested shares which will be expensed over a weighted average period of 1.7 years.

         The following table summarizes the Company's stock warrants and options for the six months ended 2006.

                                                                      Weighted
                                                                       Average
                                                                      Exercise
                                                                     Price Per
                                                           Shares        Share
        -----------------------------------------------------------------------
        Outstanding-beginning of period                18,445,165        $1.02
        Granted                                           283,211        $0.56
        Exercised                                        (100,000)       $0.32
        Forfeited/Expired                                (256,667)       $0.78
        -----------------------------------------------------------------------
        Outstanding-end of period                      18,371,709        $1.13
        -----------------------------------------------------------------------

        Options exercisable-end of period              16,497,873        $1.18
        -----------------------------------------------------------------------

        Weighted-average fair value per share
          of option granted during the six
          months ended June 30, 2006                                     $0.04


         During the three months ended June 30, 2006, the Company did not grant any stock options or warrants. The assumptions used during the six months ended June 30, 2006 were as follows:

        -----------------------------------------------------------------------
        Risk free interest rate                                          3.73%
        Expected Dividend Yield                                             0%
        Expected Lives                                               1-5 years
        Expected Volatility                                                69%

         A summary of the status of the Company's nonvested shares as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented as follows:

                                                                      Weighted
                                                                       Average
                                                                    Grant-Date
                                                           Shares   Fair Value
        -----------------------------------------------------------------------
        Nonvested-beginning of period                     744,792        $0.18
        Granted                                            50,000        $0.22
        Vested                                           (320,834)       $0.21
        Forfeited/Expired                                       -            -
        -----------------------------------------------------------------------
        Nonvested-end of period                           473,958        $0.17
        -----------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006
--------------------------------------------------------------------------------

         The following table presents warrants and options outstanding as of June 30, 2006 and their exercise prices and contractual remaining lives, the 18,371,709 warrants and options outstanding have exercise prices ranging between $0.28 and $30.00 and a weighted-average remaining contractual life of 3.89 years.

             Shares Underlying                                 Remaining
           Outstanding Options                               Contractual
                  and Warrants      Exercise Price         Life in Years
        ----------------------- ------------------- ---------------------
                         9,077              $30.00                  2.34
                        52,444               $3.00                  2.71
                     3,499,999               $1.80                  3.96
                     3,499,999               $1.50                  3.96
                       733,335               $1.35                  2.66
                        26,667               $1.31                  1.54
                     2,500,000               $1.20                  3.96
                       500,000               $0.80                  3.98
                        98,628               $0.74                  3.75
                     5,300,000               $0.65                  3.96
                       368,228               $0.60                  3.64
                       125,000               $0.48                  3.88
                       175,000               $0.38                  0.50
                        50,000               $0.36                  4.59
                       650,000               $0.32                  4.50
                       100,000               $0.31                  4.12
                       633,332               $0.30                  3.96
                        50,000               $0.28                  4.50

         Prior to 2006, the Company elected to use the intrinsic value method of accounting for stock options issued under its stock option plan and accordingly did not record an expense for such stock options. For purposes of pro forma disclosures under the fair-value method, the estimated fair-value of the options was amortized to expense over the options' vesting period.

         The Company's pro forma information for the three and six months ended June 30, 2005, is as follows:

                                                                                 Three Months        Six Months
                                                                               Ended June 30,        Ended June
                                                                                         2005          30, 2005
----------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                                     ($596,000)        ($749,000)
Add:  Stock-based employee compensation as determined under the intrinsic                   -                 -
Deduct:  Stock- based employee compensation as determined under fair value
  based method                                                                         (1,000)           (8,000)
----------------------------------------------------------------------------------------------------------------
Pro forma loss from continuing operations                                           ($597,000)        ($757,000)
----------------------------------------------------------------------------------------------------------------

Loss from operations of discontinued products sector (see Note 6)                   ($726,000)        ($482,000)
Add:  Stock-based employee compensation as determined under the intrinsic                   -                 -
Deduct:  Stock- based employee compensation as determined under fair value
  based method                                                                         (2,000)          (14,000)
----------------------------------------------------------------------------------------------------------------
Pro forma loss from operations of discontinued products sector                      ($728,000)        ($496,000)
----------------------------------------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006
--------------------------------------------------------------------------------

                                                                                 Three Months        Six Months
                                                                               Ended June 30,        Ended June
                                                                                         2005          30, 2005
----------------------------------------------------------------------------------------------------------------
Net loss attributable to common stockholders                                      ($2,666,000)      ($2,575,000)
Add:  Stock-based employee compensation as determined under the intrinsic                   -                 -
Deduct:  Stock- based employee compensation as determined under fair value
  based method                                                                         (3,000)          (22,000)
----------------------------------------------------------------------------------------------------------------
Pro forma net loss attributable to common stockholders                            ($2,669,000)      ($2,597,000)
----------------------------------------------------------------------------------------------------------------

Amounts per share of common stock: Loss from continuing operations - Basic and diluted:

  As reported                                                                           ($.07)          ($.10)
  Pro forma                                                                             ($.07)          ($.10)

Loss from operations of discontinued products sector - Basic and diluted:

  As reported                                                                           ($.09)          ($.06)
  Pro forma                                                                             ($.09)          ($.07)

Net loss attributable to common stockholders - Basic and diluted:

  As reported                                                                           ($.33)          ($.34)
  Pro forma                                                                             ($.33)          ($.35)

(c)      Concentration of Credit Risk

         Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and accounts receivable. As of June 30, 2006, all of the Company's cash is placed with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of June 30, 2006 the Company has cash balances in excess of federally insured limits of approximately $197,000. During the six months ended June 30, 2006, revenues from two advertising customers, who are no longer customers, represented 61% and 23%, respectively, of total revenues. During the six months ended June 30, 2005, revenues from two advertising customers, who are no longer customers, represented 56% and 16% of total revenues. During the three months ended June 30, 2005, two advertising customers who are no longer customers, represented 41% and 20% of total revenues.

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

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006
--------------------------------------------------------------------------------

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

         As of June 30, 2006, the Company owned 80% of the issued and outstanding common stock of Genco and two minority interest holders owned an aggregate of 20%. To the extent that Genco generates income in the future; such income will be reduced by the allocable share of any such minority interest ownership. For the three and six months ended June 30, 2006, the Company has recognized 100% of the loss of the operations of Genco as the minority interest holders do not have any obligation to contribute any allocable share of the losses to the Company. On April 20, 2006, the Company purchased from two minority interest holders, 27% of the issued and outstanding common stock of Genco of which it issued 13% to affiliates of the holders of the Genco notes payable. Such transactions resulted in a net increase in ownership of Genco's common stock from 66% as of December 31, 2005 to 80% as of June 30, 2006. On April 20, 2006, the Company paid the minority interest holders an aggregate of $100,000 which is recorded as goodwill. Additional, contingent consideration of $200,000 is subject to the attainment of certain financial milestones which had not been achieved as of June 30, 2006.

(f)         Revenue Recognition

         The Company generates three sources of revenue from its generator sales business (i) the delivery of equipment, (ii) the installation of equipment, and
(iii) the servicing of equipment. Revenue related to the delivery of the equipment is recognized upon delivery. Revenue related to the installation of equipment is recognized on the percentage of completion method. Revenue related to the service of the equipment is recognized over the life of the related service agreement.

         The Company's advertising services revenue is derived from billings that are earned when the media is placed, from fees earned as advertising services are performed and from production services rendered. In addition, incentive amounts may be earned based on qualitative and/or quantitative criteria. In the case of media placements, revenue is recognized as the media placements appear. During 2006 and 2005, the Company was the primary obligor and carried all of the credit risk for the media placements and accordingly, recorded the full amount of such billings from the media placements as revenue in accordance with Emerging Issues Task Force Issue No. 99-19. In the case of consulting and production arrangements, the revenue is recognized as the services are performed. The Company's creative consulting revenue is generally earned on a fee basis, and in certain cases incentive amounts may also be earned. As with fee arrangements in advertising, such revenue is recognized as the work is performed. Incentive amounts for advertising and marketing services are recognized upon satisfaction of the qualitative and/or quantitative criteria, as set out in the relevant client contract.

(g)         Inventory

         Inventory is comprised of generator units, transfer switches and supplies which are valued at the lower of cost or market, cost being determined both on a specific identification and first-in/first-out basis. The Company periodically analyzes its inventory for slow moving and excess inventory items. As of June 30, 2006, the Company has not recorded any inventory reserves for obsolete or slow moving items.

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006
--------------------------------------------------------------------------------

3.       Issuance of Notes Payable

         On February 10, 2006, Genco entered into a loan agreement with New Valu, Inc., a non-affiliated lender, which provides for a $1,000,000 loan commitment. The terms of the loan agreement provides for an initial loan of $500,000, which was made on February 10, 2006, and a second loan of $500,000 which was made on March 15, 2006. The loan bears interest at 18% per annum, requires an interest only payment for the first month and twelve payments thereafter consisting of $41,667 of principal plus accrued interest. The loan is guaranteed by Mr. John Acunto, Jr., the Company's principal stockholder, for which he received consideration of $50,000 from Genco. In addition, the lender holds a security interest in all of Genco's assets. Pursuant to the loan agreement, the lender received 7% of Genco's common stock and has a right of first refusal to provide customer financing for the sale of Genco's generator systems. The estimated fair value of the 7% of Genco's common stock is deemed immaterial. On April 1, 2006, Genco borrowed an additional $500,000 from HSK Funding, Inc., an affiliate of Nu Value, Inc., for which it issued its demand promissory note for $500,000 which bears interest at 15% per annum. The note is guaranteed by John P. Acunto, Jr., the Company's principal stockholder, for which he received consideration of $25,000 from Genco

         On May 9, 2006, Genco entered into a loan agreement with the same lender which provides for a $2,100,000 loan commitment. The Company used $1,437,000 of the loan proceeds to pay-off principal and interest owed on Genco's existing loans to the lender and its affiliates, $21,000 was paid as a loan commitment fee to the lender and $5,800 was paid for legal fees related to the loan. The loan bears interest at the prime rate plus 7.5%, an effective rate of 15.25% per annum on the date of the loan. Commencing June 8, 2006, Genco is required to make monthly payments of $58,333 plus accrued interest, until June 8, 2007, when the entire unpaid balance is due. If the loan is prepaid prior to December 8, 2006, Genco is required to pay a prepayment penalty equal to 1% of the amount prepaid The loan is guaranteed by Adsouth Partners, Inc. and John P. Acunto, Jr., the Company's principal stockholder, for which he received consideration of $32,500 from Genco. In addition the lender holds a security interest in all of Genco's assets and has a right of first refusal to provide customer financing for the sale of Genco's generator systems. In connection with the loan, the Company transferred 100 shares of Genco common stock it owned to two individuals who arranged the financing, who now each own 10% of Genco. These individuals have also agreed to provide additional consulting services to Genco. After 12 months, the two individuals have the right to cause the Company to purchase the lender's shares of Genco common stock at a negotiated price of no less than 3.5 times Genco's trailing twelve month's income before interest, depreciation, amortization and income taxes. The Company estimates that the fair value on the equity of Genco is deemed immaterial and no debt discount or contingent repurchase liability has been recorded or disclosed.

4.       Segment Information

         As of June 30, 2006, the Company's operating activity consists of two operating segments, advertising services and generator sales. See Note 6 with respect to the discontinuation of the Company's product sector. Segment selection is based upon the organizational structure that the Company's management uses to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure. The advertising services segment consists of the placement of advertising, the production of advertising and creative advertising consulting. The generator sales segment includes all activities related to the sale, installation and servicing of stand-by generators. Corporate and general expenses of the Company are allocated to the Company's segments based on an estimate of the proportion that such allocable amounts benefit the segments. The following tables provide information about the Company's operating segments.

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006
--------------------------------------------------------------------------------

For the Three Months Ended June 30,                                                     2006                 2005
------------------------------------------------------------------------------------------------------------------
Revenues:
  Advertising services                                                                     -             $277,000
  Generator sales                                                                   $795,000                    -
------------------------------------------------------------------------------------------------------------------
    Total revenues                                                                  $795,000             $277,000
------------------------------------------------------------------------------------------------------------------

Loss from continuing operations:

  Advertising services                                                             ($968,000)           ($596,000)
  Generator sales                                                                 (1,619,000)                   -
------------------------------------------------------------------------------------------------------------------
    Total loss from continuing operations                                        ($2,587,000)           ($596,000)
------------------------------------------------------------------------------------------------------------------


For the Six Months Ended June 30,                                                       2006                 2005
------------------------------------------------------------------------------------------------------------------
Revenues:
  Advertising services                                                            $4,311,000             $692,000
  Generator sales                                                                    800,000                    -
------------------------------------------------------------------------------------------------------------------
    Total revenues                                                                $5,111,000             $692,000
------------------------------------------------------------------------------------------------------------------

Loss from continuing operations:

  Advertising services                                                           ($1,036,000)           ($749,000)
  Generator sales                                                                 (2,331,000)                   -
------------------------------------------------------------------------------------------------------------------
    Total loss from continuing operations                                        ($3,367,000)           ($749,000)
------------------------------------------------------------------------------------------------------------------


As of June 30,                                                                          2006
------------------------------------------------------------------------------------------------------------------
Assets:
  Advertising services                                                              $762,000
  Generator sales                                                                  1,701,000
------------------------------------------------------------------------------------------------------------------
    Total assets - continuing operations                                          $2,463,000
------------------------------------------------------------------------------------------------------------------

5.       Related Party Transactions

         John P. Acunto, Jr., who beneficially owns more than 10% of our common stock, received approximately $145,000 and $307,000 for services performed pursuant to his consulting agreement with the Company for the three and six months ended June 30, 2006. In addition, Mr. Acunto provided personal guarantees for loans made to Genco, for which Mr. Acunto received an aggregate of $107,500.

6.       Discontinued Operations

         On March 30, 2006, the Company made a decision to enter into negotiations for the sale of its products sector. On August 1, 2006, the Company and its subsidiaries sold to MFC substantially all of the assets of its business relating to the direct, wholesale and retail marketing and sales of consumer products, which is the line of business which the Company refers to as its products business. The sale was made pursuant an to asset purchase agreement dated June 22, 2006 with MFC. The Company transferred to MFC those assets relating to the products business in exchange for (i) the assumption of certain account payables, accrued expenses and other liabilities related to the products business, (ii) an unsecured promissory note in the amount of $1,525,000, and (iii) 5,500,000 shares of MFC's common stock, of which 750,000 shares are held in escrow as security for its obligations relating to its representations and warranties. The principal amount of the note is subject to adjustment based upon a post-closing accounting.

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006
--------------------------------------------------------------------------------

         On August 2, 2006, MFC made a payment of $381,250, representing 25% of the principal amount of the note. A second payment in the amount of $381,250, which is subject to adjustment in the event of an adjustment in the principal amount of the note, will be due upon the completion by MFC of a financing. The note is payable on demand at any time commencing April 21, 2007; provided, that if MFC shall have paid 50% of the principal amount of the note by January 20, 2007, the note is payable in installments through January 2009 and the Company does not have the right to demand payment unless there is a default under the note. If MFC shall not have paid 50% of the principal amount of the note, together with accrued interest, by January 20, 2007, the Company has the right to convert the note into MFC's common stock at a conversion price of $.80 per share. If MFC shall have paid 50% of the principal amount of the note by January 20, 2007, the Company has no right to convert the note and MFC has the right to force conversion at a 15% premium.

         MFC also has an option to purchase any or all of the shares of MFC common stock which the Company owns at the time the option is exercised at an exercise price per share of $1.00 through July 19, 2007 and $1.15 for from July 20, 2007 through July 19, 2008, at which time the option terminates. The option does not prohibit the Company from selling shares of MFC common stock, and any shares sold are no longer subject to the option. MFC agreed to certain registration rights with respect to the shares of MFC common stock issued at the closing and issuable upon conversion of the note. The Company has agreed to pledge 2,250,000 shares of MFC common stock as security for the Company's guaranty of the obligations of its majority-owned subsidiary, Genco Power Solutions, Inc., to HSK Funding, Inc. and New Valu, Inc. in the principal amount of $1,000,000. The Company intends to seek to have the shares of MFC common stock registered and upon registration to sell the shares and use the proceeds for general corporate purposes.

         The following tables provide information regarding the discontinued products sector:

For the Three Months Ended June 30,                                                   2006                   2005
------------------------------------------------------------------------------------------------------------------
  Revenues                                                                        $583,000             $1,163,000
  Loss from operations of discontinued product                                   ($915,000)             ($726,000)

For the Six Months Ended June 30,                                                     2006                   2005
------------------------------------------------------------------------------------------------------------------
  Revenues                                                                      $1,252,000             $2,469,000
  Loss from operations of discontinued product                                 ($1,924,000)             ($482,000)


As of June 30,                                                                        2006
------------------------------------------------------------------------------------------------------------------
Assets:
  Accounts receivable                                                             $546,000
  Due from factor                                                                   81,000
  Inventory                                                                      1,727,000
  Prepaid expense and other assets                                                 178,000
  Property and equipment, net                                                      259,000
  Investment in product line rights                                                 51,000
  Deposits                                                                           5,000
------------------------------------------------------------------------------------------------------------------
    Assets of discontinued products sector                                      $2,847,000
------------------------------------------------------------------------------------------------------------------

Liabilities:
  Accounts payable                                                                $934,000
  Accrued expenses                                                                 133,000
  Demand note payable                                                              756,000
  Current portion of long-term debt                                                 28,000
  Current portion of capital lease obligations                                       6,000
  Notes payable, less current portion                                               87,000
  Capital lease obligations, less current portion                                   20,000
------------------------------------------------------------------------------------------------------------------
    Liabilities of discontinued products sector                                 $1,964,000
------------------------------------------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006
--------------------------------------------------------------------------------

7.       Series B Preferred Stock - Liquidated Damages

         In June 2005, the Company sold 1,226,557 shares of its series B preferred stock to a group of investors. In connection with the sale of the shares, the Company agreed that it would register the shares of common stock issuable upon conversion of the series B preferred stock and warrants that were issued in connection with the preferred stock sale. As a result of the Company's decision to sell its products division with the resulting reclassification of that business as a discontinued operation, the registration statement relating to those shares was no longer current and the stockholders were no longer able to sell the shares of common stock issuable upon conversion of the series B preferred stock. As a result, the Company is required to pay liquidated damages by issuing additional shares of series B preferred stock. As of June 30, 2006, the fair value of the liquidated damages, as determined using the Black-Scholes option valuation formula, was approximately $152,000, for which the Company is required to issue an aggregate of 39,076 shares of series B preferred stock as of June 30, 2006. The Company's obligation will continue until it has amended the registration statement. As of the date of this quarterly report, the Company had not filed a post-effective amendment to the registration statement. At August 15, 2006, the total liquidated damages were approximately $285,000, for which the Company is required to issue an aggregate of approximately 72,991 shares of series B preferred stock (which numbers are inclusive of the damages and shares relating to the period ending June 30, 2006. Each share of series B preferred stock is convertible into 12.15 shares of common stock.

8.       Subsequent Events

(a) On July 13, 2006, the board of directors elected Harlan Press, a director who, since June 6, 2006, has served as chairman of the board of directors, as chief operating officer, and elected Anton Lee Wingeier as a director.

(b) On July 14, 2006, the Company entered into an employment agreement with Harlan Press, effective July 17, 2006. Pursuant to the agreement, Mr. Press will serve as the Company's chairman and chief operating officer for a five-year term commencing July 17, 2006, for which he will receive a base salary of $208,000 per annum and a monthly automobile allowance of $1,000. Mr. Press is eligible to receive an annual bonus at the discretion of the compensation committee. The agreement contemplates Mr. Press continuing as a director during the term of his employment. In the event of the Company terminates Mr. Press' employment, other than as a result of his disability or a termination for cause, Mr. Press is entitled to severance pay equal to one month's salary, including his automobile allowance, for every month worked, up to a maximum of twelve months. Pursuant to the terms of Genco's loan agreement entered into on July, 14, 2006, Mr. Press has agreed to a voluntary deferral of 50% of his base salary until the sooner of the date the loan is repaid or March 31, 2007.

(c) On July 14, 2006 the Company entered into an amended employment agreement with Anton Lee Wingeier, the Company's chief executive and chief financial officer. Pursuant to the agreement, Mr. Wingeier will serve as chief executive and chief financial officer through December 31, 2011 for which he will receive a base salary of $225,000 per annum and a monthly automobile allowance of $1,200. The agreement also replaces bonuses due to Mr. Wingeier under his existing agreements, including any bonuses from the sale of the Company's product sector, with a $200,000 bonus, of which $50,000 has been paid, $50,000 is due on July 31, 2006 and the remaining $100,000 will be paid in ten bi-weekly installments of $10,000 beginning August 1, 2006. Mr. Wingeier is eligible to receive an annual bonus at the discretion of the compensation committee. In the event of the Company terminates Mr. Wingeier's employment, other than as a result of his disability or a termination for cause, Mr. Wingeier is entitled to severance pay equal to one month's salary, including his automobile allowance, for every month worked, up to twelve months. Pursuant to the terms of Genco's loan agreement entered into on July, 14, 2006, Mr. Wingeier agreed to a voluntary deferral of 10% of his base salary until the sooner of the date the loan is repaid or March 31, 2007.

(d) On July 14, 2006, Genco entered into amended and restated employment agreements with Dale C. Branham, who is Genco's president, and Keith A. Straub, who is Genco's senior executive vice president. The agreements have a term of five years and provide for a base salary of $185,000 per annum and a monthly automobile allowance of $900 plus a mileage allowance, and a commission equal to ..75% of Genco's net sales, based on collections by Genco. Commissions previously earned and not paid under a prior employment agreement with each of Mr. Branham and Mr. Straub will be paid in ten equal bi-weekly installments. Mr. Branham and Mr. Straub were each granted options to purchase up to

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006
--------------------------------------------------------------------------------

150,000 shares of the Company's common stock at an exercise price of $.30 per share and the Company contemplates the issuance of options to purchase an additional 350,000 subject to compensation committee approval, provided, that if the options to purchase 350,000 shares are not granted, the Company will provide other compensation in lieu of the options. In the event that the Company terminates Mr. Branham's or Mr. Straub's employment, other than as a result of his disability or a termination for cause, Mr. Branham or Mr. Straub is entitled to severance pay equal to twenty-four months base salary plus automobile allowance.

(e) On July 14, 2006, Genco entered into a loan agreement with HSK Funding, Inc. and New Valu, Inc., non-affiliated lenders, which provides for a $1,000,000 loan commitment secured by all of Genco's assets. Genco paid $30,000 as a loan commitment fee to the lenders and $7,500 was paid for legal fees related to the loan. The loan bears interest at 12% per annum. Commencing August 14, 2006, Genco is required to make monthly payments of $50,000 plus accrued interest and on the 14th day of each month thereafter until April 14, 2007, when the entire unpaid balance plus accrued interest is due and payable. The loan is guaranteed by the Company and the guarantee is secured by a pledge of the Company's stock in Genco. In addition, the Company agreed to pledge 2,250,000 shares of the stock of MFC, which are issuable pursuant to a previously reported asset purchase agreement between the Company and MFC as additional security for the loan and for the loan made by New Valu, Inc. to Genco on May 8, 2006. In connection with the loan, Genco issued warrants to HSK to purchase up to 10% of Genco common stock for the price of $.01 per share. The Company shall have the right to require the warrant holder to sell 50% of the shares represented by the warrant for $300,000 by giving notice to the warrant holder before January 15, 2007. Any default under the terms of this loan will also be a default under the terms of the May 8, 2006 loan. Pursuant to this agreement, the Company agreed to elect a director designated by the lender to its board of directors and to elect a second director at the next meeting of stockholders. The lender has not yet advised the Company of its designee. As a condition to the loan agreement, Mr. Press agreed to voluntarily defer 50% of his salary and Mr. Wingeier agreed to voluntarily defer 10% of his salary until the earlier of March 31, 2007 or the date the loan is repaid. In connection with the loan, Mr. Acunto, a consultant to the Company, entered into a letter agreement whereby until the loan is paid-off, he voluntarily agreed to limit his commission payment to 2% of Genco's revenues and up to a maximum of $45,000 per month until certain operating goals are achieved with the balance deferred.

(f) On May 15, 2006, the Company was served in an action in the Bankruptcy Court in the State of New Jersey by N.V.E., Inc. ("NVE"). Other defendants in the action are John Acunto, Jr., a principal stockholder and former chief executive officer, John Cammarano, a former chief executive officer, Anton Lee Wingeier, the Company's chief financial officer and three other employees of the Company. The complaint arises from a letter agreement dated May 12, 2005, pursuant to which the Company performed services for NVE relating to NVE's advertising campaign. The complaint alleges that the Company breached the contract in fraudulently invoicing NVE for advertising services. The complaint also alleges that the Company's conduct constituted criminal activity and includes a claim under the Racketeer Influenced and Corrupt Organizations Act (generally known as RICO) and its state law equivalent, and seeks damages in excess of $2,000,000 plus costs, with claims for treble damages and punitive damages.

         On July 17, 2004, the court dismissed with prejudice, the RICO and conversion claims against the Company and the individual defendants. The fraud claims were dismissed against all defendants, with the plaintiff having the right to replead those claims within 30 days. The claims based on breach of contract and the claims seeking an accounting were not dismissed against the Company.

         On August 4, 2006, the plaintiff filed an amended complaint repleading the fraud claim, adding a claim for breach of duty and amending the other claims that were not previously dismissed. Although we believe that we complied with our obligations under the contract, there is no assurance that a court would not come to a contrary conclusion.

                         PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

         This Quarterly Report of Adsouth Partners, Inc. on Form 10-QSB, including this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed under "Risk Factors" in our Form 10-KSB annual report for the year ended December 31, 2005 and those described in any other filings which we make with the SEC, as well as the disclosure contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-KSB for 2005 and this Form 10-QSB. In addition, such statements could be affected by risks and uncertainties related to our financial conditions, the availability of financing, the ability of us to expand our advertising business and to develop the Genco business including our ability to obtain required permits and to install generators in a timely manner, any liability we have with respect to claims made against us with respect to our advertising business and other factors which affect the industries in which we conduct business, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

         The important factors that could cause actual results to differ from those in the forward-looking statements herein are more fully described in our Form 10-KSB for the year ended December 31, 2005, and in any other filings we make with the SEC. There are additional risks relating to our generator business, including the following:

We are dependent upon third party suppliers for our generator products.

         One company, Generac Power Systems, Inc. is our sole source of generators, and we are not the sole distributor for Generac's generators. We are dependent on Generac's ability and willingness to provide us with generators on a timely basis and on terms, including credit terms, that are consistent with our financial capabilities. In the event that Generac was not able to meet our demand for generators or meet or current credit needs, we may be unable to continue in the generator business.

The generator business is highly capital intensive and our failure or inability to finance this operation may impair our ability to conduct this business.

         We require working capital to purchase inventory of generators, to lease and equip warehouse space, to lease or purchase trucks, vans, cranes and warehouse equipment capable of handling the generators which are heavy pieces of equipment, as well as increased staff. We do not presently have any credit facility to provide us the necessary funds to meet our anticipated requirements, and we cannot assure you that we will obtain the necessary funds. Because our cash requirements include significant capital expenditures, we require long-term financing to fund these expenditures. Our failure to obtain necessary financing and credit could impair our ability to develop the generator business, as a result of which it may be necessary for us to discontinue this business.

         We do not have any significant inventory of generators. In order to fill our customers' anticipated requirements, we need to make a significant investment in inventory, with no assurance that we will be able to sell the units we purchase. We are required to pay for fifty percent of our inventory when we place an order and the balance is payable within thirty days after the generators are shipped. If we do not have an inventory financing arrangement, either with the vendor or an independent party, we may be unable to purchase sufficient inventory to enable us to meet our commitments to our customers.

                         PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We have been using customer deposits to finance our operations.

         We have obtained a deposit of at least one-third of the purchase price for the generators from our customers. These deposits are reflected on our balance sheet as a current liability. We have used that cash to finance our operations. We have not met the scheduled timetables for installation of many of these orders, which may give the customer the ability to cancel the contract or seek damages against us for our failure to meet the schedule. If a significant number of customers seek to cancel the contracts, we may not have the funds to return the deposits. Further, although our backlog includes all firm orders, delays in installation may result in cancellation of firm orders, which would result in a reduction of our backlog.

We are subject to the permitting and inspection standards of a multitude of state, county and local municipalities and our lack of experience in the generator sales and installation industry may impair our ability to install generators.

         The installation of generators requires us to obtain the necessary permits from state, county and local municipalities. We must obtain, for each customer, one or more permits in order to install a generator and the generator must be installed in accordance with applicable building codes. In addition, to the extent that we perform the installation, we must have a license from the applicable state, county and local authorities and the individuals who install the generator must also have all required licenses. Each municipality and each county has its own licensing requirements, and they may vary significantly from municipality to municipality, and, for each installation we may need to engage personnel with different licenses. Our failure to obtain necessary licenses in a timely manner may affect our ability to install the generators in accordance with our agreement with the customer, which could result in a loss of revenue. We have experienced significant delays in obtaining the necessary permits to perform the installations of the generators, which have resulted in a slow down in cash flows and could have a significant adverse impact on our ability to continue in the generator business. Furthermore, before we are paid on installation, the customer may be required to obtain approval from the local buildings department, which may be time-consuming and may result in a requirement for us to perform additional work before we are paid.

We will be required to employ or engage licensed personnel to install the generators.

         If we hire licensed personnel to install our generators, we will have an ongoing payroll expense, regardless of whether we have business in the municipalities in which our employees are licensed. To the extent that we engage independent contractors to perform these services, we will be subject to the contractor's other obligations. We will also be dependent upon the accuracy of the contractor's estimates. We cannot assure you that the estimates that we receive will be accurate, since contractor's estimates are frequently not reliable and may not include all the work that we, or the municipal buildings department, require. If we require more than one contractor for an installation, we will be dependent upon each contractor meeting his or her schedule, and the failure of any contractor to meet the schedule could result in increased costs.

Our ability to generate profits from our generator business is dependent upon our accurately estimating our cost of installation.

         Our contracts provide for the sale and installation of generators for a price set forth in the contract. In determining the price, we must make estimates at to the cost of installation as well as the costs of maintaining the unit in inventory until the sale is recognized. If we are unable to estimate our expenses accurately, we may lose money on the sale, and we will not be able to operate profitably if we are unable to estimate both the cost of installation and the time required for installation.

We may be subject to claims arising from the installation or use of our generator products.

         As a company that markets and sells generators, we may be subject to claims relating to such concerns as damage to homes or electronic related items inside the homes or to persons inside the homes. We cannot assure you that we will not be subject to such claims or that we will be successful in defending any such claims. Further, because each installation may involve the construction of a concrete pad, the installation of a propane fuel storage tank, a tie-in to the building's electrical system, any problem with any step could result in liability. Any litigation, regardless of the outcome, would entail significant costs and use of management time which could impair our ability to generate revenue and profit. In the event that we have liability from a claim relating to any of our generator products, our insurance may not be sufficient to cover our liability. Although we presently have product liability insurance, it may not be available in the future at a reasonable cost.

                         PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The demand for our product may be affected by weather patterns.

         A significant emphasis of our business model is to capitalize on the recent power outages that have occurred in the southern United States as a result of hurricane and wind storm damages. Thus, the demand for our products is based on the assumption of continuing hurricane patterns in this area. Any change in weather patterns could affect the need for our product. Further, to the extent that we have not installed units before the beginning of the so-called hurricane season, our orders can be subject to cancellation, and any installations scheduled during the hurricane season may be delayed by weather conditions, ground conditions and requirements of the municipal regulatory body. In addition, to the extent that any of our warehouse space in which our generators are stored is damaged or destroyed by hurricanes, our business may be impaired, regardless of whether any loss is covered by insurance.

We are competing with other companies that offer similar products.

         We face competition from many sources in the distribution of standby commercial and residential power generators. We face competition from other distributors of the Guardian brand power generators as well as other brands. If we cannot satisfy our potential customers as to our ability to deliver an installed generator in accordance with the schedule required by the customer, we may have be successful in marketing and selling our generators. While we do not have adequate working capital, our competitors are better capitalized then we are. In addition, our competitors can use our lack of working capital, our delays in meeting the schedules of existing customers and the litigation by NVE against us in marketing to our potential customers.

         Investors should evaluate any statements made by the Company in light of these important factors.

Introduction

         On March 30, 2006, the Company made a decision to enter into negotiations for the sale of its product sector. On August 1, 2006, the Company and its subsidiaries sold to MFC substantially all of the assets of its business relating to the direct, wholesale and retail marketing and sales of consumer products, which is the line of business which the Company refers to as its products sector which is presented as a discontinued operation in our financial statement as of and for the three and six months ended June 30, 2006 and 2005. The sale was made pursuant to an asset purchase agreement dated June 22, 2006 with MFC. Our continuing operations are in two business segments - generator sales and advertising services. Through December 31, 2005, the product sector was shown as a separate segment. Commencing with the periods beginning January 1, 2006, our historical financial statements will be reclassified to reflect the products segment as a discontinued operation.

Our advertising services segment includes the placement of advertising in different media, the production of direct marketing commercials, and the planning and implementation of direct marketing programs for our clients. Both our revenue and our gross margins reflect services in addition to those of a typical advertising agency since the gross margin on advertising revenue is typically a percentage of the amount paid for the advertisement. In May 2006, a former advertising customer, which was our largest customer in the three and six months ended June 30, 2006 and the year ended December 31, 2005, commenced an action against us seeking damages in excess of $2 million. The complaint arises from a letter agreement dated May 12, 2005, pursuant to which the Company performed services for an advertising campaign. The complaint alleges that we breached the contract in fraudulently invoicing the customer for advertising services. The complaint also alleges that the Company's conduct constituted criminal activity and includes a claim under the Racketeer Influenced and Corrupt Organizations Act (generally known as RICO) and its state law equivalent, and seeks damages in excess of $2 million plus costs, with claims for treble damages and punitive damages. On July 17, 2006, the court dismissed with prejudice, the RICO and conversion claims against the Company and the individual defendants. The fraud claims were dismissed against all defendants. The claims based on breach of contract and the claims seeking an accounting were not dismissed against the Company. On August 4, 2006, the plaintiff filed an amended complaint repleading the fraud claim, adding a claim for breach of duty and amending the other claims that were not previously dismissed. Although we believe that we complied with our obligations under the contract, and we have not established a reserve with respect to such litigation, there is no assurance that a court would not come to a contrary conclusion or that the litigation will not be settled for an amount which would severely impact our financial condition. This litigation has negatively impacted our ability to attract potential new advertising clients and to maintain and develop our existing advertising clients. The Company did not record any revenue from advertising clients during the quarter ended June 30, 2006. During the first half of 2006, the plaintiff

                         PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

was our largest advertising customer, accounting for revenue of $6.5 million, or approximately 84% of revenues from continuing operations. During the second quarter of 2005, marketing, consulting and media placement services revenues were generated from eight customers of which 41% was from the plaintiff, 20% was from one other customer who is no longer a customer. During the first half of 2005, marketing, consulting and media placement services revenues were generated from fourteen customers of which 16% was from the plaintiff and 56% was from one other customer who is no longer a customer.

Our generator sales segment includes the sale, installation and servicing of standby and portable generators to both residential and commercial customers. We are currently selling Guardian generators which we purchase from Generac Power Systems, Inc. Since December 2005, we have been developing the infrastructure necessary to operate our generator sales segment, including the acquisition of computers, vehicles and equipment and warehouse space. During the six months ended June 30, 2006 we launched our generator sales operations in South Florida including the initiation of a multi-media advertising campaign, the hiring of our sales force and customer services representatives and installation crews. In May 2006, we executed a lease for office and warehouse space in Orlando, Florida which is the first phase of our launch into the northern and central areas of Florida. During the second quarter of 2006, we recognized $795,000 from our generator sales segment. From inception, Genco has been utilizing various subcontractors to execute certain portions of the installation functionality. In July 2006, Genco became a licensed and certified propane and natural gas installer. We have other professional license applications pending that when issued will enable us to be more vertically integrated in our operations, place less reliance on third party subcontractors, and help us achieve profitability.

         In our discontinued products sector, we sell, both through our direct marketing operations and our sales to retail stores, a range of different products, some of which are not related to the others and have different distribution channels. During 2004, we generated revenue from only one product line, our Dermafresh product line, which we acquired in February 2004 and introduced to the market in June 2004. From December 31, 2004 through June 2006, we either acquired or obtained marketing rights to a number of additional products. Revenues from our discontinued operations were $583,000 and $1,163,000 for the second quarter of 2006 and 2005, respectively, and $1,252,000 and $2,469,000 for the first six month of 2006 and 2005, respectively. On August 1, 2006, the Company and its subsidiaries sold to MFC substantially all of the assets of the product sector.

         In June 2005, we sold 1,226,557 shares of our series B preferred stock to a group of investors. In connection with the sale of the shares, we agreed that we would register the shares of common stock issuable upon conversion of the series B preferred stock and warrants that were issued in connection with the preferred stock sale. As a result of our decision to sell our products division with the resulting reclassification of that business as a discontinued operation, the registration statement relating to those shares was no longer current and the stockholders were no longer able to sell the shares of common stock issuable upon conversion of the series B preferred stock. As a result, we are required to pay liquidated damages with our obligation being to issue additional shares of series B preferred stock. As of June 30, 2006, the fair value of the liquidated damages, as determined using the Black-Scholes option valuation formula, approximated $152,000, for which we are required to issue an aggregate of 39,076 shares of series B preferred stock as of June 30, 2006. Our obligation will continue until we have amended the registration statement. As of the date of this quarterly report, we had not filed a post-effective amendment to the registration statement. At August 15, 2006, the total liquidated damages were approximately $285,000, for which we are required to issue an aggregate of approximately 72,991 share of series B preferred stock (which numbers are inclusive of the damages and shares relating to the period ending June 30, 2006. Each shares of series B preferred stock is convertible into 12.15 shares of common stock.

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

                         PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue Recognition

We derive generator sales revenue from; (i) the sale of generator units, (ii) the installation of generators; and (iii) the servicing of generators, including the sale of parts and service agreements. We recognize revenue from the sale of the generator units upon delivery. Revenue related to the installation of the generators is recognized on the percentage of completion method. The recognition of generator service revenues is recognized as services are performed, when the parts are delivered, and over the life of the service agreements.

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

Stock-Based Compensation

         Commencing January 1, 2006, we are recognizing expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) "Share-Based Payment" using the modified-prospective-transition method. For the three and six months ended June 30, 2006, the Company recognized $45,000 and $137,000, respectively, of stock compensation expense. As of June 30, 2006, there remains approximately $67,000 of deferred compensation costs related to nonvested stock-based compensation arrangements granted to employees.

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

         Approximately $130,000 of net operating losses incurred prior to January 4, 2004 is limited to $26,000 per year due to the change of control that resulted from the January 1, 2004 reverse acquisition. In addition, utilization of approximately $2.3 million of net operating losses incurred from January 1, 2004 through June 17, 2005 are limited to $651,000 per year due to the June 17, 2005 private placement of the series B preferred stock. There was no tax benefit or expense for any of the 2006 and 2005 interim reporting periods.

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

         In March 2006, SFAS issued SFAS 156, Accounting for Servicing of Financial Assets--an amendment of SFAS 140. SFAS 156 requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset by entering into a servicing contract. SFAS 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. SFAS 156 is effective at the beginning of the first fiscal year that begins after September 15, 2006. SFAS 156 is not expected to have a material impact on our consolidated financial statements

Results of Operations

Second Quarter of 2006 Compared to 2005

         All $795,000 of our revenues for the second quarter of 2006 were from generator sales and all $277,000 of our revenues for the second quarter of 2005 were from the advertising services segment. The cost of goods sold and gross profit attributable to generator revenues for the second quarter of 2006 were $598,000 and $197,000, respectively. The principal cost of revenue in the advertising segment is media placement and production costs, which were $192,000 in the second quarter of 2005 resulting in a return of 31%. We believe that any significant future growth from a broad based revenue stream will come from the generator sales segment.

         Selling, administrative and other expenses for the second quarter of 2006 were $2,552,000, compared to $460,000 for 2005. Operating expenses directly related to the advertising services 2006 second quarter operations were $247,000, including $106,000 of personnel costs, $26,000 of facilities expense and $103,000 of advertising costs. Operating expenses directly related to the generator sales 2006 second quarter operations were $1,475,000 including $702,000 of personnel costs and $288,000 of advertising costs. Corporate overhead costs that were allocated to the segments for the second quarter of 2006 were $830,000 including professional fees of $220,000 and personnel costs of $391,000 (human resources, finance and operations).

         The loss from continuing operations was $2,587,000, or $.27 per share (basic and diluted) for the second quarter of 2006 and $596,000, or $.07 per share (basic and diluted) for the second quarter of 2005. For the second quarter of 2006, the loss from our discontinued product sector was $915,000, or $.10 per share (basic and diluted) compared to $726,000, or $.09 per share (basic and diluted) for 2005. Overall, we incurred a consolidated net loss of $3,502,000, or $.37 per share (basic and diluted), for the second quarter of 2006. In connection with the private placement completed on June 17, 2005, the fair value of the securities issued (including the preferred stock and warrants to purchase common stock) when compared to the net proceeds resulted in a beneficial conversion feature that approximated $1,344,000. For purposes of calculating the net loss attributable to common stockholders, such beneficial conversion feature is considered a deemed dividend and is deducted from the net loss for purposes of calculating basic and fully diluted loss per share. As a result of the deemed dividend, the net loss attributable to common stockholders for the second quarter of 2005 was $2,666,000, and the basic and fully diluted loss for such period was $.33.

First Half of 2006 Compared to 2005

         Revenues for the first half of 2006 increased by $4,419,000 to $5,111,000 compared to $692,000 for the first half of 2005. Advertising revenues in the first half of 2006 increased by $3,619,000 to $4,311,000 compared to $692,000 for the first half of 2005. Substantially all of the 2006 advertising services revenue was from two customers who are no longer clients. During the first half of 2005, marketing, consulting and media placement services revenues were generated from fourteen customers who are no longer clients. Media placements costs in 2006 were 85% of related revenues compared to 68% in 2005. In 2005 we had negotiated higher rates on the media which we placed compared to 2006, resulting in a lower margin. Historically, we have been dependent upon a limited number of customers with whom we have short term relationships. The pending litigation matters from our former significant advertising client have

                         PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

negatively impacted our ability to attract potential new advertising clients and to maintain and develop our existing advertising clients.

         Selling, administrative and other expenses for the first half of 2006 were $3,958,000, compared to $723,000 for 2005. Operating expenses directly related to the advertising services first half 2006 operations were $505,000, including $262,000 of personnel costs, $59,000 of facilities expense and $128,000 of advertising costs. Operating expenses directly related to the generator sales first half 2006 operations were $1,927,000 including $890,000 of personnel costs and $357,000 of advertising costs. Corporate overhead costs that were allocated to the segments for the first half of 2006 were $1,526,000 including professional fees of $380,000 and personnel costs of $662,000 (human resources, finance and operations).

         The loss from continuing operations was $3,367,000, or $.38 per share (basic and diluted) for the first half of 2006 and $749,000, or $.10 per share (basic and diluted) for 2005. For the first half of 2006, the loss from our discontinued product sector was $1,924,000, or $.22 per share (basic and diluted) compared $482,000, or $.06 per share (basic and diluted) for 2005. Overall, we incurred a consolidated net loss of $5,291,000, or $.60 per share (basic and diluted), for the first half of 2006. In connection with the private placement completed on June 17, 2005, the fair value of the securities issued (including the preferred stock and warrants to purchase common stock) when compared to the net proceeds resulted in a beneficial conversion feature that approximated $1,344,000. For purposes of calculating the net loss attributable to common stockholders, such beneficial conversion feature is considered a deemed dividend and is deducted from the net loss for purposes of calculating basic and fully diluted loss per share. As a result of the deemed dividend, the net loss attributable to common stockholders for the first half of 2005 was $2,575,000, and the basic and fully diluted loss for such period was $.34.

Financial Condition

         At June 30, 2006, we had a working capital deficiency of $3,898,000, compared to working capital of $2,085,000 at December 31, 2005. The following table details changes in components of working capital during the first half of 2006.

                                                                       June 30,     December 31,
                                                                           2006             2005            Change
   ----------------------------------------------------------------------------------------------------------------
   Cash                                                                $228,000       $1,429,000       ($1,201,000)
   Certificate of deposit (restricted)                                        -          103,000          (103,000)
   Accounts receivable - net                                             13,000           24,000           (11,000)
   Inventory                                                            353,000                -           353,000
   Current portion of deferred charge, related party                     67,000           67,000                 -
   Prepaid expense and other current assets                             429,000          298,000           131,000
   Assets of discontinued products sector                             2,847,000        3,582,000          (735,000)
   Accounts payable                                                  (1,397,000)         (27,000)       (1,370,000)
   Customer deposits                                                 (1,977,000)      (1,029,000)         (948,000)
   Accrued expenses                                                    (381,000)         (59,000)         (322,000)
   Current debt                                                      (2,116,000)         (16,000)       (2,100,000)
   Liabilities of discontinued products sector                       (1,964,000)      (2,287,000)          323,000
   ----------------------------------------------------------------------------------------------------------------
   Working capital (deficiency)                                     ($3,898,000)      $2,085,000       ($5,983,000)
   ----------------------------------------------------------------------------------------------------------------


         During the first half of 2006, $1,513,000 of cash was used by the discontinued products sector and $312,000 was generated by continuing operations, resulting in a net decrease of $1,201,000. The increase in accounts payable relates to amounts owed to networks for media that was placed during March 2006 and amounts owed to the supplier of our generator inventory. The increase in customer deposits results from deposits received on the sale of generators that have not been installed. The increase in current debt relates to loans that were made to us to fund our generator sales segment.

         On May 9, 2006, Genco entered into a loan agreement with New Valu, Inc., a non-affiliated lender, pursuant to which we borrowed $2,100,000 of which we used $1,437,000 of the loan proceeds to pay-off principal and interest owed on Genco's existing loans to the lender and its affiliates. The loan bears interest at the prime rate plus 7.5%, an effective rate of 15.25% per annum on the date of the loan. The loan requires us to make monthly payments to $58,333 plus accrued interest, until June 8, 2007, when the entire unpaid balance is due. If the loan is prepaid prior to December 8, 2006, we are required to pay a prepayment penalty equal to 1% of the amount prepaid.

                         PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         On July 14, 2006, we entered into a loan agreement with HSK Funding, Inc. and New Valu, Inc. which provides for a $1,000,000 loan commitment secured by all of Genco's assets. Genco paid $30,000 as a loan commitment fee to the lenders and $7,500 was paid for legal fees related to the loan. The loan bears interest at 12% per annum. Commencing August 14, 2006, we are required to make monthly payments of $50,000 plus accrued interest and on the 14th day of each month thereafter until April 14, 2007, when the entire unpaid balance plus accrued interest is due and payable. The loan is guaranteed by the Company and the guarantee is secured by a pledge of the Company's stock in Genco. In addition, the Company agreed to pledge 2,250,000 shares of the stock of MFC, which were issued pursuant to an asset purchase agreement between the Company and MFC as additional security for the loan and for the loan made by New Valu, Inc. to Genco on May 8, 2006. In connection with the loan, Genco issued warrants to HSK Funding, Inc. to purchase up to 10% of Genco's common stock for the price of $.01 per share. We have the right to require the warrant holder to sell 50% of the shares represented by the warrant for $300,000 by giving notice to the warrant holder before January 15, 2007. Any default under the terms of this loan will also be a default under the terms of the May 8, 2006 loan.

Going Concern and Managements Plan

         As of June 30, 2006, we had an accumulated deficit of $11,771,000 and had working capital deficiency of $3,898,000. During the first half of 2006, revenues from two advertising customers, who are no longer customers, represented 61% and 23%, respectively, of total revenues. In addition, we are a defendant in a recently-commenced litigation seeking damages in excess of $2,000,000. Although we believe we have meritorious defenses against such lawsuit, an unfavorable outcome of such action would have a materially adverse impact on our business and our ability to continue operating. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

         On March 30, 2006, we decided to seek a buyer for our products sector, for which we incurred a loss for the three and six months ended June 30, 2006 of $915,000 and $1.9 million, respectively. On August 1, 2006, we sold to MFC substantially all of the assets of our product sector. We transferred to MFC all of substantially all of our assets relating to the products sector in exchange for (i) the assumption of certain accounts payables, accrued expenses and other liabilities related to the products business approximating $1.5 million, (ii) an unsecured promissory note in the amount of $1,525,000, and (iii) 5,500,000 shares of MFC's common stock, of which 750,000 shares are held in escrow as security for its obligations relating to its representations and warranties. The principal amount of the note is subject to adjustment based upon a post-closing accounting. On August 2, 2006, MFC made a payment of $381,250, representing 25% of the principal amount of the note. The Company intends to seek to have the shares of MFC common stock registered and upon registration to sell the shares and use the proceeds for general corporate purposes.

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

         There were no changes in our internal controls over financial reporting during the quarterly period covered by this report, that materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION
                           Item 1. Legal Proceedings.

         On May 15, 2006, the Company was served in an action in the Bankruptcy Court in the State of New Jersey by N.V.E., Inc. ("NVE"). Other defendants in the action are John Acunto, Jr., a principal stockholder and former chief executive officer, John Cammarano, a former chief executive officer, Anton Lee Wingeier, the Company's chief financial officer and three other employees of the Company. The complaint arises from a letter agreement dated May 12, 2005, pursuant to which the Company performed services for NVE relating to NVE's advertising campaign. The complaint alleges that the Company breached the contract in fraudulently invoicing NVE for advertising services. The complaint also alleges that the Company's conduct constituted criminal activity and includes a claim under the Racketeer Influenced and Corrupt Organizations Act (generally known as RICO) and its state law equivalent, and seeks damages in excess of $2,000,000 plus costs, with claims for treble damages and punitive damages.

         On July 17, 2004, the court dismissed with prejudice, the RICO and conversion claims against the Company and the individual defendants. The fraud claims were dismissed against all defendants, with the plaintiff having the right to replead those claims within 30 days. The claims based on breach of contract and the claims seeking an accounting were not dismissed against the Company.

         On August 4, 2006, the plaintiff filed an amended complaint repleading the fraud claim, adding a claim for breach of duty and amending the other claims that were not previously dismissed.. Although we believe that we complied with our obligations under the contract, there is no assurance that a court would not come to a contrary conclusion.

                           PART II. OTHER INFORMATION

                                Item 6. Exhibits

10.1 Note dated August 1, 2006 from MFC Development Corp. and Adsouth Marketing, LLC, to Adsouth Partners, Inc. (1)
10.2 Asset purchase agreement between MFC development Corp. and Adsouth Partners, Inc. (3)
10.3 Terms of Employment of Harlan Press with Adsouth Partners, Inc., dated July 14, 2006. (2)
10.4 Amended and Restated Terms of Employment of Anton Lee Wingeier with Adsouth Partners, Inc., dated July 14, 2006. (2)
10.5 Amended and Restated Terms of Employment of Dale C. Branham with Genco Power Solutions, Inc., dated July 14, 2006. (2)
10.6 Amended and Restated Terms of Employment of Keith A. Straub with Genco Power Solutions, Inc., dated July 14, 2006. (2)
10.7 Loan Agreement between Genco Power Solutions, Inc. and HSK Funding, Inc. and New Valu, Inc. (2)
10.8     Amended consulting agreement between the Company and John P. Acunto,
          Jr. (4)
10.9     Copy of the separation agreement between the Company and Charles Matza.
          (4)
10.10    Loan Agreement between Genco Power Solutions, Inc. and New Valu, Inc.
          (5)
31.1     Certification of Chief Executive and Financial Officer pursuant to
          Section 302 of the Sarbanes-Oxley Act
32.1     Certification of Chief Executive and Financial Officer pursuant to
          Section 906 of the Sarbanes-Oxley Act
--------

(1)      Incorporated by reference to an 8-K filed on August 7, 2006.
(2)      Incorporated by reference to an 8-K filed on July 18, 2006.
(3)      Incorporated by reference to an 8-K filed on June 28, 2006.
(4)      Incorporated by reference to an 8-K filed on June 7, 2006.
(5)      Incorporated by reference to an 8-K filed on May 25, 2006.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ADSOUTH PARTNERS, INC.

/S/ Anton Lee Wingeier   Chief Executive and Financial Officer   August 21, 2006