Form 10QSB
period 2006-09-30
ADSOUTH PARTNERS, INC.
filed 2006-11-20
CIK 1158235

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                  Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                               SEPTEMBER 30, 2006

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

            1141 South Rogers Circle, Suite 11, Boca Raton, FL 33487
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

         As of November 20, 2006 there are 9,372,399 shares of the par value $.0001 common stock outstanding.

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                             ADSOUTH PARTNERS, INC.
                                      Index

Part I. FINANCIAL INFORMATION............................................................................3

Item 1. Financial Statements.............................................................................3

Unaudited Condensed Consolidated Statements of Operations
     For the Three Months Ended september 30, 2006 and 2005..............................................3

Unaudited Condensed Consolidated Statements of Operations
     For the nine Months Ended september 30, 2006 and 2005...............................................4

Unaudited Condensed Consolidated Balance Sheet As of september 30, 2006..................................5

Unaudited Condensed Consolidated Statements of Cash Flows
     For the nine Months Ended september 30, 2006 and 2005.............................................6-7

Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity
     (Capital Deficiency) For the nine Months Ended september 30, 2006...................................8

Notes to Unaudited Condensed Consolidated Financial Statements........................................9-20

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations.............................................................21-30

Item 3. Controls and Procedures.........................................................................30

PART II OTHER INFORMATION...............................................................................30

Item 1. LEGAL PROCEEDINGS...............................................................................30

Item 6. Exhibits........................................................................................30

SIGNATURES..............................................................................................31

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

--------------------------------------------------------------------------------
                    Adsouth Partners, Inc. and Subsidiaries
           Unaudited Condensed Consolidated Statements of Operations

For the Three Months Ended September 30,                                                2006                  2005
-------------------------------------------------------------------------------------------------------------------

Revenues                                                                          $1,447,000            $5,063,000
-------------------------------------------------------------------------------------------------------------------
Costs and expenses
Media placement and production costs                                                 109,000             3,658,000
Cost of goods sold                                                                 1,104,000                     -
Selling, administrative and other expense                                          2,345,000               754,000
-------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                                           3,558,000             4,412,000
-------------------------------------------------------------------------------------------------------------------
(Loss) income from operations                                                     (2,111,000)              651,000
Interest income                                                                       18,000                 1,000
Interest expense                                                                     (98,000)               (1,000)
Gain on sale of marketable securities                                                225,000                     -
Non cash stock based expense from liquidated damages related
 to series B preferred shareholders (see Note 7)                                    (111,000)                    -
-------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations                                          (2,077,000)              651,000
(Loss) income from operations of discontinued products segment
  (see Note 6)                                                                      (743,000)              165,000
Gain on disposal of discontinued products segment (see Note 6)                     2,611,000                     -
-------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                                  ($209,000)             $816,000
-------------------------------------------------------------------------------------------------------------------

AMOUNTS PER SHARE OF COMMON STOCK
  Basic (loss) income per share from continuing operations                             ($.22)                 $.09
  Basic (loss) income per share from operations of discontinued products                (.08)                  .02
  Basic gain per share on disposal of discontinued products segment                      .28                     -
-------------------------------------------------------------------------------------------------------------------
  Basic net (loss) income per share of common stock:                                   ($.02)                 $.11
-------------------------------------------------------------------------------------------------------------------

  Diluted (loss) income per share from continuing operations                           ($.22)                 $.03
  Diluted (loss) income per share from operations of discontinued                       (.08)                  .01
  Diluted gain per share on disposal of discontinued products segment                    .28                     -
-------------------------------------------------------------------------------------------------------------------
  Diluted net (loss) income per share of common stock                                  ($.02)                 $.04
-------------------------------------------------------------------------------------------------------------------

  Weighted average number of common shares:
    Basic                                                                          9,364,138             7,659,881
-------------------------------------------------------------------------------------------------------------------
    Diluted                                                                        9,364,138            18,897,793
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

-------------------------------------------------------------------------------------------------------------------
                                     Adsouth Partners, Inc. and Subsidiaries
                            Unaudited Condensed Consolidated Statements of Operations
For the Nine Months Ended September 30,                                                 2006                  2005
-------------------------------------------------------------------------------------------------------------------

Revenues                                                                          $6,558,000            $5,755,000
-------------------------------------------------------------------------------------------------------------------
Costs and expenses
Media placement and production costs                                               3,790,000             4,131,000
Cost of goods sold                                                                 1,706,000                     -
Selling, administrative and other expense                                          6,303,000             1,477,000
-------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                                          11,799,000             5,608,000
-------------------------------------------------------------------------------------------------------------------
(Loss) income from operations                                                     (5,241,000)              147,000
Interest income                                                                       32,000                 1,000
Interest expense                                                                    (197,000)              (67,000)
Gain on sale of marketable securities                                                225,000                     -
Loss on early debt extinguishment                                                          -              (179,000)
Non cash stock based expense from liquidated damages related to
 series B preferred shareholders (see Note 7)                                       (263,000)                    -
-------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                                   (5,444,000)              (98,000)
Loss from operations of discontinued products segment (see Note 6)                (2,667,000)             (317,000)
Gain on disposal of discontinued products segment (see Note 6)                     2,611,000                     -
-------------------------------------------------------------------------------------------------------------------
Net loss                                                                          (5,500,000)             (415,000)
Deemed dividend-Series B Preferred Stock                                                   -            (1,344,000)
-------------------------------------------------------------------------------------------------------------------
Net loss attributable to common stockholders                                     ($5,500,000)          ($1,759,000)
-------------------------------------------------------------------------------------------------------------------

AMOUNTS PER SHARE OF COMMON STOCK
 Basic and diluted loss per share of common stock:
    Loss from continuing operations attributable to common stockholders                ($.60)                ($.19)
    Loss from operations of discontinued product segment attributable to
      common stockholders                                                               (.30)                 (.04)
    Gain on disposal of discontinued products segment                                    .29                     -
-------------------------------------------------------------------------------------------------------------------
    Net loss attributable to common stockholders                                       ($.61)                ($.23)
-------------------------------------------------------------------------------------------------------------------

  Weighted average number of common shares:
    Basic and diluted                                                              9,014,898             7,553,349
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

--------------------------------------------------------------------------------
                    Adsouth Partners, Inc. and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheet
                            As of September 30, 2006
--------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                             $222,000
Accounts receivable - net                                               60,000
Marketable securities                                                1,687,000
Marketable securities held in escrow                                   675,000
Inventory                                                              312,000
Interest receivable                                                      9,000
Current portion of deferred charge, related party                       67,000
Prepaid expenses and other current assets                              448,000
Current portion of note receivable                                     275,000
Assets of discontinued products segment (see Note 6)                    84,000
--------------------------------------------------------------------------------
Total current assets                                                 3,839,000
Property and equipment - net                                         1,157,000
Note receivable - net of current portion                               488,000
Goodwill                                                               120,000
Deferred charge, related party - net of current portion                 50,000
Deferred loan costs                                                     18,000
Deposit                                                                 42,000
--------------------------------------------------------------------------------
TOTAL ASSETS                                                        $5,714,000
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                    $1,584,000
Customer deposits                                                    2,603,000
Accrued expenses                                                       215,000
Current portion of notes payable                                     1,948,000
Current portion of capital lease obligations                             7,000
Liabilities of discontinued products segment (see Note 6)              175,000
--------------------------------------------------------------------------------
Total current liabilities                                            6,532,000
Notes payable - net of current portion                                  51,000
Capital lease obligations - net of current portion                      21,000
--------------------------------------------------------------------------------
Total liabilities                                                    6,604,000
--------------------------------------------------------------------------------

Commitments and Contingencies (Note 7 and 8)

CAPITAL DEFICIENCY

Preferred stock, $.0001 par value; 10,000,000 shares authorized,
 1,500,000 designated as series B convertible preferred stock,
 1,194,924 issued and outstanding                                           -
Common stock, $.0001 par value; 60,000,000 shares authorized,
 9,309,065 issued and outstanding                                       1,000
Additional paid-in capital                                          9,535,000
Notes receivable - stockholder                                        (21,000)
Accumulated deficit                                               (11,980,000)
Accumulated other comprehensive income                              1,575,000
--------------------------------------------------------------------------------
Total capital deficiency                                             (890,000)
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIENCY                           $5,714,000
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

----------------------------------------------------------------------------------------------------------------------
                                       Adsouth Partners, Inc. and Subsidiaries
                              Unaudited Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,                                                        2006              2005
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS - OPERATING ACTIVITIES

Loss from continuing operations                                                         ($5,444,000)         ($98,000)
Adjustments to reconcile net loss to net cash - operating activities:
   Stock based compensation                                                                 179,000            92,000
   Depreciation                                                                             152,000            15,000
   Amortization of debt discount on convertible notes                                             -            53,000
   Non cash stock based expense from liquidated damages related to
    series B preferred shareholders (see Note 7)                                            263,000                 -
   Bad debt expense                                                                           5,000             4,000
   Gain on sale of marketable securities                                                   (225,000)                -
   Loss on early debt extinguishment                                                              -           179,000
   Other operating adjustments                                                                3,000                 -
   Changes in assets and liabilities
    Accounts receivable                                                                     (40,000)          (95,000)
    Inventory                                                                              (312,000)                -
    Interest receivable                                                                      (9,000)                -
    Prepaid expense and other current assets                                               (149,000)         (569,000)
    Deferred charge, related party                                                           50,000          (183,000)
    Accounts payable                                                                      1,556,000            24,000
    Customer deposits                                                                     1,574,000           604,000
    Accrued expenses                                                                        156,000          (127,000)
----------------------------------------------------------------------------------------------------------------------
Net cash - operating activities                                                          (2,241,000)         (101,000)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS - INVESTING ACTIVITIES

Capital expenditures                                                                       (951,000)          (85,000)
Redeem certificate of deposit                                                               100,000                 -
Proceeds from sale of marketable securities                                               1,088,000                 -
Proceeds from payments of notes receivable                                                  763,000                 -
Purchase subsidiary equity from minority interest holders                                  (120,000)                -
Deposits                                                                                      9,000          (115,000)
Proceeds from recission and termination of the Miko Brands acquisition                       10,000                 -
Other investing activities                                                                        -            (2,000)
----------------------------------------------------------------------------------------------------------------------
Net cash - investing activities                                                             899,000          (202,000)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FINANCING ACTIVITIES

Deferred financing costs                                                                    (18,000)          (80,000)
Capital lease payments                                                                       (5,000)           (3,000)
Proceeds from notes payable                                                               3,100,000            17,000
Repayments of notes payable                                                              (1,191,000)           (1,000)
Proceeds from exercise of stock options                                                      32,000            33,000
Proceeds from issuance of convertible notes                                                       -           487,000
Repayment of convertible notes                                                                    -          (256,000)
Cash proceeds from issuance of preferred stock                                                    -         1,603,000
Offering costs                                                                                    -          (123,000)
----------------------------------------------------------------------------------------------------------------------
Net cash - financing activities                                                           1,918,000         1,677,000
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

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

----------------------------------------------------------------------------------------------------------------------
                                       Adsouth Partners, Inc. and Subsidiaries
                              Unaudited Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,                                                        2006              2005
----------------------------------------------------------------------------------------------------------------------
Change in cash - continuing operations                                                      576,000         1,374,000
Cash flows of discontinued products segment (see Note 6):
  Operating cash flows                                                                   (1,569,000)       (1,003,000)
  Investing cash flows                                                                      (11,000)          (63,000)
  Financing cash flows                                                                     (203,000)          500,000
----------------------------------------------------------------------------------------------------------------------
Net change in cash                                                                       (1,207,000)          808,000
Cash - beginning of period                                                                1,429,000            37,000
----------------------------------------------------------------------------------------------------------------------
Cash - end of period                                                                       $222,000          $845,000
----------------------------------------------------------------------------------------------------------------------


SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest                                                                     $172,000           $10,000
----------------------------------------------------------------------------------------------------------------------
Cash paid for income taxes                                                                        -                 -
----------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES

For the nine months ended September 30, 2006

         On August 1, 2006, the Company sold substantially all of the assets of its product segment in exchange for $1,650,000 of marketable securities, which are subject to restrictions under the Securities Act of 1933, as amended, valued at fair market value, a $1,525,000 note receivable and the assumption of $1,535,000 of liabilities, resulting in a gain on disposal of $2,611,000. The net book values of the disposed assets includes $1,631,000 of accounts receivables, $1,048,000 of inventory, $131,000 of fixed assets and $50,000 of investment in product line rights. The book values of the assumed liabilities includes $760,000 of accounts payable, $760,000 of demand notes (including accrued interest) and $15,000 of capital lease obligations. The gain on disposal includes $761,000 for unrecognized gross profits on goods out on consignment as of the date of the sale.

For the nine months ended September 30, 2005

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

         During 2005, the Company issued options to consultants which, using the Black-Scholes option valuation formula, had an aggregate value of $708,000, which was recorded as an increase to deferred compensation expense. Such deferred compensation expense is amortized pursuant to the terms of the underlying consulting agreement to which the related options were issued.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

------------------------------------------------------------------------------------------------------------------------------------
                                                      Adsouth Partners, Inc. and Subsidiaries
                         Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity (Capital Deficiency)
                                                    For the Nine Months Ended September 30, 2006

                                        Shares of
                                        Series B         Shares
                                        Preferred        of
                                        Stock,           Common           Preferred         Common
                                        Issued           stock            Stock,            Stock,        Additional
                                        and              Issued and       Par               Par           Paid-in
                                        Outstanding      Outstanding      Value             Value         Capital
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2006              1,166,557        8,197,599               -           $1,000       $9,050,000
Comprehensive Loss:

  Net loss                                      -                -               -                -                -
  Unrealized gain from available-
   for-sale securities                          -                -               -                -                -
  Comprehensive loss

Series B convertible preferred
 stock conversion                         (94,222)       1,074,800               -                -                -

Grant of stock options                          -                -               -                -           11,000
Exercise of stock options                       -          100,000               -                -           32,000
Interest on note receivable from
  stockholder                                   -                -               -                -            1,000
Amortization of deferred stock
 based compensation                             -                -               -                -          167,000
Recission and termination of the
  acquisition of the Miko Brand                 -          (63,334)              -                -           10,000
Issuance of series B preferred
  for liquidation damages                 122,589                -               -                -          264,000
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2006           1,194,924        9,309,065               -           $1,000       $9,535,000
------------------------------------------------------------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

------------------------------------------------------------------------------------------------------------------------------------
                                                      Adsouth Partners, Inc. and Subsidiaries
                         Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity (Capital Deficiency)
                                                    For the Nine Months Ended September 30, 2006

                                                                          Accumulated
                                        Note                              Other
                                        Receivable-      Accumulated      Comprehensive
                                        Shaereholder     Deficit          Income                    Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2006                 ($20,000)     ($6,480,000)                -         $2,551,000
Comprehensive Loss:

  Net loss                                        -       (5,500,000)                -         (5,500,000)
  Unrealized gain from available-
   for-sale securities                            -                -        $1,575,000          1,575,000
  Comprehensive loss

Series B convertible preferred
 stock conversion                                 -                -                 -                  -

Grant of stock options                            -                -                 -             11,000
Exercise of stock options                         -                -                 -             32,000
Interest on note receivable from
  stockholder                                (1,000)               -                 -                  -
Amortization of deferred stock
 based compensation                               -                -                 -            167,000
Recission and termination of the
  acquisition of the Miko Brand                   -                -                 -             10,000
Issuance of series B preferred
  for liquidation damages                         -                -                 -            264,000
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2006              ($21,000)     ($11,980,00)       $1,575,000          ($890,000)
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
--------------------------------------------------------------------------------

1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Adsouth Partners, Inc. and its wholly owned subsidiaries Adsouth, Inc., Dermafresh, Inc. and Miko Distributors, Inc., and its majority-owned subsidiary Genco Power Solutions, Inc. ("Genco") (collectively the "Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, these interim financial statements include all adjustments, which include only normal recurring adjustments, necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of Adsouth Partners, Inc. included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. However, as stated in Note 6 of these financial statements, the Company is presenting its products segment as discontinued operations. Accordingly, the financial statements and other financial information for the three and nine months ended September 30, 2005, have been reclassified to show the products segment as a discontinued operation. Further, during the first quarter of 2006, through Genco, the Company commenced the business of selling, installing and servicing stand-by generators. The Genco business is reflected as a separate operating segment. See Note 4.

2.       Going Concern and Certain Significant Accounting Policies

Going Concern and Management's Plan

         The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a loss of $5,444,000 from continuing operations for the nine months ended September 30, 2006. As of September 30, 2006, the Company had an accumulated deficit of $11,980,000 and had working capital deficiency of $2,693,000. During the nine months ended September 30, 2006, revenues from two advertising customers, who are no longer customers, represented 48% and 18%, respectively, of total revenues. In addition, the Company is a defendant in a recently-commenced litigation by one of these advertising customers seeking damages in excess of $2,000,000. Although the Company believes it has meritorious defenses against such lawsuit, an unfavorable outcome of such action would have a materially adverse impact on its business and its ability to continue operating. This litigation is presently scheduled for mediation, and, if not resolved in mediation, the litigation would proceed as a matter of course. The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern.

         As discussed in Note 6, the Company decided to seek a buyer for its product segment, for which the Company incurred a loss from operations for the three and nine months ended September 30, 2006 of $743,000 and $2,667,000, respectively. On August 1, 2006, the Company sold to MFC Development Corp. ("MFC") substantially all of the assets of the products segment. The Company transferred to MFC those assets relating to the products segment in exchange for
(i) the assumption of certain accounts payable, accrued expenses and other liabilities related to the products business approximating $1,535,000, (ii) an unsecured promissory note in the amount of $1,525,000, and (iii) 5,500,000 shares of MFC's common stock valued at $1,650,000 on August 1, 2006, of which 750,000 shares are held in escrow as security for its obligations relating to its representations and warranties. The principal amount of the note is subject to adjustment based upon a post-closing accounting.

         On May 9, 2006, Genco entered into a loan agreement with New Valu, Inc., a non-affiliated lender ("New Valu"), providing for a $2,100,000 loan. The Company used $1,437,000 of the loan proceeds to pay-off principal and interest owed on Genco's existing loans to the lender and its affiliates, $21,000 was paid as a loan commitment fee to the lender and $5,800 was paid for legal fees related to the loan. The loan bears interest at the prime rate plus 7.5%, an effective rate of 15.25% per annum on the date of the loan. Commencing June 8, 2006, Genco is required to make monthly payments of $58,333 plus accrued interest, until June 8, 2007, when the entire unpaid balance is due.

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
--------------------------------------------------------------------------------

         On July 14, 2006, Genco entered into a loan agreement with HSK Funding, Inc. ("HSK Funding") and New Valu, non-affiliated lenders, providing for a $1,000,000 loan secured by all of Genco's assets. Genco paid $30,000 as a loan commitment fee to the lenders and $7,500 was paid for legal fees related to the loan. The loan bears interest at 12% per annum. Commencing August 14, 2006, and on the 14th day of each month thereafter, Genco is required to make monthly payments of $50,000 plus accrued interest until April 14, 2007, when the entire unpaid balance plus accrued interest is due and payable. The loan is guaranteed by the Company and the guarantee is secured by a pledge of the Company's stock of Genco. In addition, the Company agreed to pledge 2,250,000 shares of the stock of MFC as additional security for the loan and for the loan made by New Valu to Genco on May 9, 2006. In connection with the loan, Genco issued warrants to HSK Funding to purchase up to 10% of Genco common stock for the price of $.01 per share, which warrants, if exercised, would reduce the Company's ownership in Genco to 70%. The Company shall have the right to require the warrant holder to sell 50% of the shares represented by the warrant for $300,000 by giving notice to the warrant holder before January 15, 2007. Any default under the terms of this loan will also be a default under the terms of the May 9, 2006 loan. Pursuant to this agreement, the Company agreed to elect a director designated by the lender to its board of directors and to elect a second director at the next meeting of stockholders. The lender has not yet advised the Company of its designee.

         On September 6, 2006, Genco paid $950,000 of principal it owed to HSK Funding on the note executed on July 14, 2006. Pursuant to the terms of a letter agreement between HSK Funding, Genco and the Company, the Company sold to HSK Funding 2,250,000 shares of the common stock of MFC then owned by the Company for $.40 a share or $900,000, the proceeds of which were used toward the repayment of the note.

         On September 6, 2006, Genco executed a modification to a May 9, 2006 loan agreement between it and New Valu, which incorporated the modified terms pursuant to a letter agreement between New Valu, the Company and Genco. The letter agreement with New Valu provided that the Company pledge 1,250,000 shares of MFC common stock that it owns as additional security for the loan made on May 9, 2006 by New Valu to Genco. The letter agreement also provided the Company a period of 45 days to sell or borrow against MFC Stock. In the event that Adsouth is unable to sell or borrow against the MFC Stock, then the Company has the right during the 45 day period to request that New Valu purchase or loan against the MFC Stock for a valuation at the lower of market value or $.30 per share.

         On September 28, 2006, the Company sold to HSK Funding 625,000 shares of MFC common stock then owned by the Company for $.30 a share or $187,500. The proceeds were used for debt service payments of $87,500 on the May 9, 2006 loan from New Valu and $100,000 was used for working capital.

         On October 15, 2006, Genco executed a promissory note for $156,250 payable to HSK Funding. Genco paid $3,000 as a loan commitment fee to the lenders and $1,500 was paid for legal fees related to the loan. The loan bears interest at 15% per annum. Commencing November 17, 2006, and on the 17th day of each month thereafter, Genco is required to make monthly payments of $25,000 plus accrued interest until November 17, 2007, when the entire unpaid balance plus accrued interest is due and payable. The loan is guaranteed by the Company and the guarantee is secured by a pledge of the Company's stock of Genco. In addition, the Company agreed to pledge 625,000 shares of the stock of MFC as security for the loan. The proceeds of the loan were used for Genco's working capital.

         During the nine months ended September 30, 2006, the Company generated $576,000 of cash from continuing operations and used $1,783,000 for its discontinued products sector. The Company expects to generate cash flow from the sale and installation of generators from Genco's existing backlog of orders. The Company will need to use cash generated from the delivery and installation of generators in order to purchase and install a sufficient number of generators to fulfill its existing sales order back log. If the Company is unable to install the generators in a timely manner it will need additional funding to continue its operations.

Certain Significant Accounting Policies

         The accounting policies followed by the Company are set forth in Note 1 to the Adsouth Partners, Inc. financial statements included in the Company's consolidated financial statements for the year ended December 31, 2005. Certain 2005 items have been reclassified to conform to the 2006 presentation.

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
--------------------------------------------------------------------------------

(a)      Basic and Diluted Loss Per Share

         Basic and diluted per share results for the three and nine months ended September 30, 2006 and 2005 were computed based on the loss allocated to the common stock for the respective periods. The weighted average number of shares of common stock outstanding during the periods was used in the calculation of basic loss per share. In accordance with FAS 128, "Earnings Per Share," the weighted average number of shares of common stock used in the calculation of diluted per share amounts is adjusted for the dilutive effects of potential common shares including, (i) the assumed exercise of stock options based on the treasury stock method; and (ii) the assumed conversion of convertible preferred stock only if an entity records earnings from continuing operations, as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations.

         During the three and nine months ended September 30, 2006 and the nine months ended September 30, 2005, the Company recorded a loss from continuing operations and as a result, the average number of common shares used in the calculation of basic and diluted loss per share is identical and have not been adjusted for the effects of potential common shares from unconverted shares of convertible preferred stock and unexercised stock options and warrants. As of September 30, 2006 there were outstanding options to purchase 5,081,963 shares of common stock, warrants to purchase 13,188,079 shares of common stock and series B preferred stock convertible into 14,518,324 shares of common stock. Such potential common shares may dilute earnings per share in the future.

         For the three months ended September 30, 2005 a portion of such potential common shares were dilutive. The following tables reconcile basic earnings per common share to dilutive earnings per common share.

                                                                                                  Weighted
                                                                                            Average Shares     Amounts
                                                                                  Amount       Outstanding   Per Share
Basic income per share from continuing operations                               $651,000         7,659,881        $.09
Assumed conversion of series B preferred stock                                         -        11,039,016        (.06)
Assumed conversion of options and warrants                                             -           198,896         .00
---------------------------------------------------------------------- ------------------ ----------------- -----------
Diluted income per share from continuing operations                             $651,000        18,897,793        $.03
---------------------------------------------------------------------- ------------------ ----------------- -----------

Basic income per share from discontinued operations                             $165,000         7,659,881        $.02
Assumed conversion of series B preferred stock                                         -        11,039,016        (.01)
Assumed conversion of options and warrants                                             -           198,896         .00
---------------------------------------------------------------------- ------------------ ----------------- -----------
Diluted income per share from discontinued operations                           $165,000        18,897,793        $.01
---------------------------------------------------------------------- ------------------ ----------------- -----------

Basic net income per share                                                      $816,000         7,659,881        $.11
Assumed conversion of series B preferred stock                                         -        11,039,016        (.07)
Assumed conversion of options and warrants                                             -           198,896         .00
---------------------------------------------------------------------- ------------------ ----------------- -----------
Diluted net income per share                                                    $816,000        18,897,793        $.04
---------------------------------------------------------------------- ------------------ ----------------- -----------

         Potential common shares that were anti-dilutive for the three months ended September 30, 2005, consisted of options to purchase 4,415,297 shares of common stock and warrants to purchase 12,321,535 shares of Common Stock.

(b)      Stock Based Compensation

         In 2006 the Company began to recognize expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) "Share-Based Payment" using the modified-prospective-transition method. For the three and nine months ended September 30, 2006, the Company recognized $41,000 and $179,000, respectively, of stock compensation expense. On February 1, 2006, the Company entered into an agreement with an individual to serve as the Company's vice president of finance/controller and granted to such individual a vested option to purchase 50,000 shares of common stock for $.36 per share, the market value of the common stock on the date of grant. Using the Black-Scholes option valuation formula, the value of such stock

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
--------------------------------------------------------------------------------

option grant was $11,000. As of September 30, 2006, there remains approximately $42,000 of deferred compensation costs related to the foregoing nonvested shares which will be expensed over a weighted average period of 1.7 years.

         The following table summarizes the Company's stock warrants and options for the nine months ended 2006.

                                                                       Weighted
                                                                        Average
                                                                       Exercise
                                                                      Price Per
                                                            Shares        Share
        ------------------------------------------------------------------------
        Outstanding-beginning of period                 18,445,165        $1.02
        Granted                                            283,211       $  .56
        Exercised                                         (100,000)    $  .32
        Forfeited/Expired                                 (358,334)    $  .78
        ------------------------------------------------------------------------
        Outstanding-end of period                       18,270,042        $1.09
        ------------------------------------------------------------------------
        Exercisable-end of period                       16,309,617        $1.14
        ------------------------------------------------------------------------

        Weighted-average fair value per share
          of option granted during the nine
          months ended September 30, 2006                                $  .04


         During the three months ended September 30, 2006, the Company did not grant any stock options or warrants. The assumptions used during the nine months ended September 30, 2006 were as follows:

        ------------------------------------------------------------------------
        Risk free interest rate                                       3.73%
        Expected Dividend Yield                                          0%
        Expected Lives                                               1-5 years
        Expected Volatility                                             69%

         A summary of the status of the Company's nonvested shares as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented as follows:

                                                                       Weighted
                                                                        Average
                                                                     Grant-Date
                                                            Shares   Fair Value
        ------------------------------------------------------------------------
        Nonvested-beginning of period                      744,792         $.18
        Granted                                             50,000         $.22
        Vested                                            (503,125)        $.19
        Forfeited/Expired                                        -            -
        ------------------------------------------------------------------------
        Nonvested-end of period                            291,667         $.14
        ------------------------------------------------------------------------


         The following table presents warrants and options outstanding as of September 30, 2006 and their exercise prices and contractual remaining lives, the 18,270,042 warrants and options outstanding have exercise prices ranging between $0.28 and $30.00 and a weighted-average remaining contractual life of
3.64 years.

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
--------------------------------------------------------------------------------

     Shares Underlying                     Remaining
   Outstanding Options     Exercise       Contractual       Intrinsic
          and Warrants        Price     Life in Years           Value
-----------------------   ----------   ---------------     -----------
                 9,077       $30.00              2.09               -
                52,444        $3.00              2.46               -
             3,499,999        $1.80              3.71               -
             3,499,999        $1.50              3.71               -
               733,335        $1.35              2.41               -
             2,500,000        $1.20              3.71               -
               500,000        $ .80              3.73               -
                98,628        $ .74              3.50               -
             5,300,000        $ .65              3.71               -
               368,228        $ .60              3.38               -
               125,000        $ .48              3.62               -
               175,000        $ .38               .25               -
                50,000        $ .36              4.34               -
               625,000        $ .32              4.25               -
                50,000        $ .31              3.86               -
               633,332        $ .30              3.71               -
                50,000        $ .28              4.25               -
----------------------------------------------------------------------
            18,270,042                                              -
----------------------------------------------------------------------

         Prior to 2006, the Company elected to use the intrinsic value method of accounting for stock options issued under its stock option plan and accordingly did not record an expense for such stock options. For purposes of pro forma disclosures under the fair-value method, the estimated fair-value of the options was amortized to expense over the options' vesting period.

         The Company's pro forma information for the three and nine months ended September 30, 2005, is as follows:

                                                                                 Three Months       Nine Months
                                                                                        Ended             Ended
                                                                                September 30,         September
                                                                                         2005          30, 2005
----------------------------------------------------------------------------------------------------------------

Net income (loss) attributable to common stockholders                                $816,000       ($1,759,000)
Add:  Stock-based employee compensation as determined under the
  intrinsic value based method and included in the statement of operations                  -                 -
Deduct:  Stock- based employee compensation as determined under fair
  value based method                                                                  (89,000)         (111,000)
----------------------------------------------------------------------------------------------------------------
Pro forma net income (loss) attributable to common stockholders                      $727,000       ($1,870,000)
----------------------------------------------------------------------------------------------------------------

Amounts per share of common stock:

  Basic net income (loss) attributable to common stockholders:
    As reported                                                                          $.11             ($.20)
    Pro forma                                                                            $.09             ($.25)
  Diluted net income (loss) attributable to common stockholders:
    As reported                                                                          $.04             ($.23)
    Pro forma                                                                            $.04             ($.25)

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
--------------------------------------------------------------------------------

(c)      Concentration of Credit Risk

         Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and accounts receivable. As of September 30, 2006, all of the Company's cash is placed with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of September 30, 2006 the Company has cash balances in excess of federally insured limits of approximately $107,000. During the nine months ended September 30, 2006, revenues from two advertising customers, who are no longer customers, represented 48% and 18%, respectively, of total revenues. During each of the three and nine months ended September 30, 2005, revenues from one advertising customer, who is no longer a customer, represented 89% of total revenues. At September 30, 2006, 66% of the Company's accounts receivable was due from one customer. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk.

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

         In July 2006, the FASB released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This Interpretation shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise's fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has commenced the process of evaluating the expected effect of FIN 48 on its Financial Statements and is currently not yet in a position to determine such effects.

         In September 2006, the FASB issued Statement of Financial Accounting Standard 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
--------------------------------------------------------------------------------

the process of evaluating the impact of the adoption of SFAS No. 157 will have on our results of operations and financial condition.

         In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

(e)      Minority Interest

         As of September 30, 2006, the Company owned 80% of the issued and outstanding common stock of Genco and two minority interest holders owned an aggregate of 20%. To the extent that Genco generates income in the future; such income will be reduced by the allocable share of any such minority interest ownership. For the three and nine months ended September 30, 2006, the Company has recognized 100% of the loss of the operations of Genco as the minority interest holders do not have any obligation to contribute any allocable share of the losses to the Company. On April 20, 2006, the Company purchased from two minority interest holders, 27% of the issued and outstanding common stock of Genco of which it issued 13% to affiliates of the holders of the Genco notes payable. Such transactions resulted in a net increase in ownership of Genco's common stock from 66% as of December 31, 2005 to 80% as of September 30, 2006. During the nine months ended September 30, 2006, the Company paid the minority interest holders an aggregate of $120,000 which is recorded as goodwill. Additional, contingent consideration of $180,000 is subject to the attainment of certain financial milestones which had not been achieved as of September 30, 2006.

(f)         Revenue Recognition

         The Company generates three sources of revenue from its generator sales business (i) the delivery of equipment, (ii) the installation of equipment, and
(iii) the servicing of equipment. Revenue related to the delivery of the equipment is recognized upon delivery. Revenue related to the installation of equipment is recognized on the percentage of completion method. Revenue related to the service of the equipment is recognized over the life of the related service agreement

         The Company's advertising services revenue is derived from billings that are earned when the media is placed, from fees earned as advertising services are performed and from production services rendered. In addition, incentive amounts may be earned based on qualitative and/or quantitative criteria. In the case of media placements, revenue is recognized as the media placements appear. During 2006 and 2005, the Company was the primary obligor and carried all of the credit risk for the media placements and accordingly, recorded the full amount of such billings from the media placements as revenue in accordance with Emerging Issues Task Force Issue No. 99-19. In the case of consulting and production arrangements, the revenue is recognized as the services are performed. The Company's creative consulting revenue is generally earned on a fee basis, and in certain cases incentive amounts may also be earned. As with fee arrangements in advertising, such revenue is recognized as the work is performed. Incentive amounts for advertising and marketing services are recognized upon satisfaction of the qualitative and/or quantitative criteria, as set out in the relevant client contract.

(g)         Inventory

         Inventory is comprised of generator units, transfer switches and supplies which are valued at the lower of cost or market, cost being determined both on a specific identification and first-in/first-out basis. The Company periodically analyzes its inventory for slow moving and excess inventory items. As of September 30, 2006, the Company has not recorded any inventory reserves for obsolete or slow moving items.

3.       Issuance of Notes Payable

         On February 10, 2006, Genco entered into a loan agreement with New Valu, a non-affiliated lender, which provides for a $1,000,000 loan commitment. The terms of the loan agreement provides for an initial loan of $500,000,

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
--------------------------------------------------------------------------------

which was made on February 10, 2006, and a second loan of $500,000 which was made on March 15, 2006. The loan bears interest at 18% per annum, requires an interest only payment for the first month and twelve payments thereafter consisting of $41,667 of principal plus accrued interest. The loan is guaranteed by Mr. John Acunto, Jr., the Company's principal stockholder, for which he received consideration of $50,000 from Genco. In addition, the lender holds a security interest in all of Genco's assets. Pursuant to the loan agreement, the lender received 7% of Genco's common stock and has a right of first refusal to provide customer financing for the sale of Genco's generator systems. The estimated fair value of the 7% of Genco's common stock is deemed immaterial. On April 1, 2006, Genco borrowed an additional $500,000 from HSK Funding, an affiliate of New Valu, for which it issued its demand promissory note for $500,000 which bears interest at 15% per annum. The note is guaranteed by John
P. Acunto, Jr., the Company's principal stockholder, for which he received consideration of $25,000 from Genco

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

         On July 14, 2006, Genco entered into a loan agreement with HSK Funding and New Valu, which provides for a $1,000,000 loan commitment secured by all of Genco's assets. Genco paid $30,000 as a loan commitment fee to the lenders and $7,500 was paid for legal fees related to the loan. The loan bears interest at 12% per annum. Commencing August 14, 2006, and on the 14th day of each month thereafter, Genco is required to make monthly payments of $50,000 plus accrued interest until April 14, 2007, when the entire unpaid balance plus accrued interest is due and payable. The loan is guaranteed by the Company and the guarantee is secured by a pledge of the Company's stock in Genco. In addition, the Company agreed to pledge 2,250,000 shares of the stock of MFC, which are issuable pursuant to a previously reported asset purchase agreement between the Company and MFC as additional security for the loan and for the loan made by New Valu to Genco on May 9, 2006. In connection with the loan, Genco issued warrants to HSK Funding to purchase up to 10% of Genco common stock for the price of $.01 per share. The Company shall have the right to require the warrant holder to sell 50% of the shares represented by the warrant for $300,000 by giving notice to the warrant holder before January 15, 2007. Any default under the terms of this loan will also be a default under the terms of the May 9, 2006 loan. Pursuant to this agreement, the Company agreed to elect a director designated by the lender to its board of directors and to elect a second director at the next meeting of stockholders. The lender has not yet advised the Company of its designee.

         On September 6, 2006, Genco paid $950,000 of principal it owed to HSK Funding on the note executed on July 14, 2006. Pursuant to the terms of a letter agreement between HSK Funding, Genco and the Company, the Company sold to HSK Funding 2,250,000 shares of the common stock of MFC then owned by the Company for $.40 a share or $900,000, the proceeds of which were used toward the repayment of the note.

         On September 6, 2006, Genco executed a modification to a May 9, 2006 loan agreement between it and New Valu, which incorporated the modified terms pursuant to a letter agreement between New Valu, the Company and Genco. The letter agreement with New Valu provided that the Company pledge 1,250,000 shares of MFC common stock that it owns as additional security for the loan made on May 9, 2006 by New Valu to Genco. The letter agreement also provided

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
--------------------------------------------------------------------------------

the Company a period of 45 days to sell or borrow against MFC Stock. In the event that Adsouth is unable to sell or borrow against the MFC Stock, then the Company has the right during the 45 day period to request that New Valu purchase or loan against the MFC Stock for a valuation at the lower of market value or $.30 per share.

         On September 28, 2006, the Company sold to HSK Funding 625,000 shares of MFC common stock then owned by the Company for $.30 a share or $187,500, which were used for debt service payments of $87,500 on the May 9, 2006 loan from New Valu and $100,000 was used for working capital.

4.       Segment Information

         As of September 30, 2006, the Company's operating activity consists of two operating segments, advertising services and generator sales. See Note 6 with respect to the discontinuation of the Company's products segment. Segment selection is based upon the organizational structure that the Company's management uses to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure. The advertising services segment consists of the placement of advertising, the production of advertising and creative advertising consulting. The generator sales segment includes all activities related to the sale, installation and servicing of stand-by generators. Corporate and general expenses of the Company are allocated to the Company's segments based on an estimate of the proportion that such allocable amounts benefit the segments. The following tables provide information about the Company's operating segments.

For the Three Months Ended September 30,                                                2006                 2005
-------------------------------------------------------------------------- ------------------  -------------------
Revenues:
  Advertising services                                                               $61,000           $5,063,000
  Generator sales                                                                  1,386,000                    -
-------------------------------------------------------------------------- ------------------  -------------------
    Total revenues                                                                $1,447,000           $5,063,000
-------------------------------------------------------------------------- ------------------  -------------------

(Loss) income from continuing operations:
  Advertising services                                                             ($196,000)            $651,000
  Generator sales                                                                 (1,861,000)                   -
  Corporate                                                                          (20,000)                   -
-------------------------------------------------------------------------- ------------------  -------------------
    Total (loss) income from continuing operations                               ($2,077,000)            $651,000
-------------------------------------------------------------------------- ------------------  -------------------


For the Nine Months Ended September 30,                                                 2006                 2005
-------------------------------------------------------------------------- ------------------  -------------------
Revenues:
  Advertising services                                                            $4,372,000           $5,755,000
  Generator sales                                                                  2,186,000                    -
-------------------------------------------------------------------------- ------------------  -------------------
    Total revenues                                                                $6,558,000           $5,755,000
-------------------------------------------------------------------------- ------------------  -------------------

Loss from continuing operations:
  Advertising services                                                           ($1,232,000)            ($98,000)
  Generator sales                                                                 (4,192,000)                   -
  Corporate                                                                          (20,000)                   -
-------------------------------------------------------------------------- ------------------  -------------------
    Total loss from continuing operations                                        ($5,444,000)            ($98,000)
-------------------------------------------------------------------------- ------------------  -------------------

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
--------------------------------------------------------------------------------

As of September 30,                                                       2006
--------------------------------------------------------------------------------
Assets:
  Advertising services                                                $756,000
  Generator sales                                                    1,740,000
  Corporate                                                          3,134,000
--------------------------------------------------------------------------------
    Total assets - continuing operations                            $5,630,000
--------------------------------------------------------------------------------

5.       Related Party Transactions

         John P. Acunto, Jr., who beneficially owns more than 10% of our common stock, received approximately $91,000 and $398,000 for services performed pursuant to his consulting agreement with the Company for the three and nine months ended September 30, 2006. In addition, Mr. Acunto provided personal guarantees for loans made to Genco, for which Mr. Acunto received an aggregate of $132,500 for the nine months ended September 30, 2006.

6.       Discontinued Operations

         On March 30, 2006, the Company made a decision to enter into negotiations for the sale of its products segment. On August 1, 2006, the Company sold to MFC substantially all of the assets of its business relating to the direct, wholesale and retail marketing and sales of consumer products, which is the line of business which the Company refers to as its products business, resulting in a gain on disposal of $2,611,000. The sale was made pursuant to an asset purchase agreement dated June 22, 2006 with MFC. The Company transferred to MFC those assets relating to the products business, having a net book value of approximately $2,099,000, in exchange for (i) the assumption of certain account payables, accrued expenses and other liabilities related to the products business approximating $1,535,000, (ii) an unsecured promissory note in the amount of $1,525,000, and (iii) 5,500,000 shares of MFC's common stock valued at $1,650,000 on August 1, 2006, of which 750,000 shares are held in escrow as security for its obligations relating to its representations and warranties. The principal amount of the note is subject to adjustment based upon a post-closing accounting.

         On August 2, 2006, MFC made a payment of $381,250, representing 25% of the principal amount of the note, and on September 18, 2006, MFC made a second payment of $381,250.Commencing September 18, 2006, MFC had paid 50% of the principal amount and the balance is due in monthly installments approximating $23,000 plus interest. and the Company does not have the right to demand payment unless there is a default under the note. If MFC shall had not paid 50% of the principal amount of the note, together with accrued interest, by January 20, 2007, the Company had the right to convert the note into MFC's common stock at a conversion price of $.80 per share. As of September 18, 2006, MFC has paid 50% of the principal amount of the note and the Company no longer has the right to convert the note into MFC's common stock and MFC has the right to force conversion at a 15% premium.

         MFC also has an option to purchase any or all of the shares of MFC common stock which the Company owns at the time the option is exercised at an exercise price per share of $1.00 through July 19, 2007 and $1.15 for from July 20, 2007 through July 19, 2008, at which time the option terminates. The option does not prohibit the Company from selling shares of MFC common stock, and any shares sold are no longer subject to the option. MFC agreed to certain registration rights with respect to the shares of MFC common stock issued at the closing and issuable upon conversion of the note. The Company has sold 2,875,000 shares of MFC common stock and has pledged 1,250,000 shares as security for the Company's guaranty of the obligations of its majority-owned subsidiary, Genco. The Company intends to seek to have the shares of MFC common stock registered and upon registration to sell the shares and use the proceeds for general corporate purposes.

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
--------------------------------------------------------------------------------

         The following tables provide information regarding the discontinued products segment:

For the Three Months Ended September 30,                                              2006               2005
-------------------------------------------------------------------------- ---------------- ------------------
  Revenues, net of returns                                                       ($137,000)        $1,425,000
  (Loss) income from operations of discontinued product                          ($743,000)          $165,000
  Gain on disposal of discontinued segment                                      $2,611,000                  -

For the Nine Months Ended September 30,                                               2006               2005
-------------------------------------------------------------------------- ---------------- ------------------
  Revenues, net of returns                                                      $1,115,000         $3,921,000
  Loss from operations of discontinued product                                 ($2,667,000)         ($317,000)
  Gain in disposal of discontinued segment                                      $2,611,000                  -

As of September 30,                                                                   2006
-------------------------------------------------------------------------- ---------------- ------------------
Assets:
  Property and equipment, net                                                      $84,000
-------------------------------------------------------------------------- ---------------- ------------------

Liabilities:
  Accounts payable                                                                $101,000
  Accrued expenses                                                                   1,000
  Current portion of long-term debt                                                 17,000
  Notes payable, less current portion                                               56,000
-------------------------------------------------------------------------- ---------------- ------------------
    Liabilities of discontinued products segment                                  $175,000
-------------------------------------------------------------------------- ---------------- ------------------

7.       Series B Preferred Stock - Liquidated Damages

         In June 2005, the Company sold 1,226,557 shares of its series B preferred stock to a group of investors. In connection with the sale of the shares, the Company agreed that it would register the shares of common stock issuable upon conversion of the series B preferred stock and warrants that were issued in connection with the preferred stock sale. As a result of the Company's decision to sell its products division with the resulting reclassification of that business as a discontinued operation, the registration statement relating to those shares was no longer current and the stockholders were no longer able to sell the shares of common stock issuable upon conversion of the series B preferred stock. As a result, the Company is required to pay liquidated damages by issuing additional shares of series B preferred stock. As of September 30, 2006, the fair value of the liquidated damages, as determined using the Black-Scholes option valuation formula, was approximately $263,000, for which the Company issued an aggregate of 122,589 shares of series B preferred stock during the nine months ended September 30, 2006. The Company's obligation will continue until it has amended the registration statement. As of the date of this quarterly report, the Company has filed a post-effective amendment to the registration statement. Until the post-effective amendment is declared effective, the liquidated damages will continue to accrue. Each share of series B preferred stock is convertible into 12.15 shares of common stock.

8.       Contingencies

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

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

ADSOUTH PARTNERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
--------------------------------------------------------------------------------

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

         Two former officers of Genco have notified the Company that they believe they are owed $122,000 pursuant to their employment agreements which were terminated upon their resignations in September 2006. The Company is in the process of evaluating the claims made by such former officers and have not accrued any amounts related to such claim.

9.       Comprehensive Income (Loss)

         The following table summarizes comprehensive income (loss) for the respective periods:

For the Three Months Ended September 30,                                              2006                  2005
-------------------------------------------------------------------------- ---------------- ---------------------
  Net (loss) income                                                              ($209,000)             $816,000
  Other comprehensive income:
    Unrealized gain related to marketable securities arising during the
      period, net of $0 tax                                                      1,575,000                     -
-------------------------------------------------------------------------- ---------------- ---------------------
  Comprehensive income                                                          $1,366,000              $816,000
-------------------------------------------------------------------------- ---------------- ---------------------

For the Nine Months Ended September 30,                                               2006                  2005
-------------------------------------------------------------------------- ---------------- ---------------------
  Net loss                                                                     ($5,500,000)            ($415,000)
  Other comprehensive income:
    Unrealized gain related to marketable securities arising during the
      period, net of $0 tax                                                      1,575,000                     -
-------------------------------------------------------------------------- ---------------- ---------------------
  Comprehensive loss                                                           ($3,925,000)            ($415,000)
-------------------------------------------------------------------------- ---------------- ---------------------

10.      Subsequent Events

(a) On October 13, 2006, the Company executed a $617,000 promissory note in payment of an outstanding accounts payable balance with an existing vendor. The note bears interest at 10.25% per annum and requires 24 monthly principal and interest payments approximating $27,000 each until the loan is paid on November 13, 2008.

(b) On October 15, 2006, Genco executed a promissory note for $156,250 payable to HSK Funding. Genco paid $3,000 as a loan commitment fee to the lenders and $1,500 was paid for legal fees related to the loan. The loan bears interest at 15% per annum. Commencing November 17, 2006, and on the 17th day of each month thereafter, Genco is required to make monthly payments of $25,000 plus accrued interest until April 17, 2007, when the entire unpaid balance plus accrued interest is due and payable. The loan is guaranteed by the Company and the guarantee is secured by a pledge of the Company's stock of Genco. In addition, the Company agreed to pledge 625,000 shares of the stock of MFC as security for the loan. The proceeds of the loan were used for Genco's working capital.

(c) On November 1, 2006, the Company reduced the exercise price of warrants to purchase 2,500,000 shares, which were issued in the June 2005 private placement and had an exercise price of $.65, to $.06 per share, reduced the exercise price of warrants to purchase 2,500,000 shares, which were issued in the June 2005 private placement and had an exercise price of $1.20, to $.06 per share, and the exercise price of the remaining warrants to purchase 7,000,000 shares, issued in the June private placement was reduced to $.10. The holders of the warrants have a ninety day period commencing on the first trading day following the date the Securities Exchange Commission declares effective a post-effective amendment on Form SB-2, provided however, that in the event the warrant holders exercise a specified portion of the warrants during the ninety day period, the reduced exercise prices will remain in effect until the expiration of the warrants. As a result of this reduction in exercise price, the exercise price of shares subject to warrants issued to a placement agent was reduced to $.06, and the number of shares subject to those warrants was increased from 368,228 to 1,350,169.

                         PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

         This Quarterly Report of Adsouth Partners, Inc. on Form 10-QSB, including this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed under "Risk Factors" in our Form 10-KSB annual report for the year ended December 31, 2005 and those described in any other filings which we make with the SEC, as well as the disclosure contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-KSB for 2005 and this Form 10-QSB. In addition, such statements could be affected by risks and uncertainties related to our financial condition, the availability of financing, the ability to expand our advertising business and to develop the Genco business including obtaining required permits and installing generators in a timely manner, any liability we have with respect to claims made against us with respect to our advertising business and other factors which affect the industries in which we conduct business, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

         The important factors that could cause actual results to differ from those in the forward-looking statements herein are more fully described in our Form 10-KSB for the year ended December 31, 2005, and in any other filings we make with the SEC. There are additional risks relating to our generator business, including the following:

The generator sales and installation business is a new business for us and we may not be able to generate profits from this business.

         We began our generator sales and installation business in December 31, 2005, and for the first nine months of 2006, these operations we have been in a start-up phase, with the result that we have incurred significant losses in this business segment on minimal revenue. We cannot assure you that we will be able to generate a profit form this business segment.

We are dependent upon a third party supplier for our generator products.

         Presently, Generac Power Systems, Inc. is our principal source of generators. We are dependent on Generac's ability and willingness to provide us with generators on a timely basis and on terms that are consistent with our financial capabilities. In the event that Generac does not or cannot meet our demand for generators or provide us with adequate credit terms, we may be unable to continue in the generator business.

The generator business is highly capital intensive and our failure or inability to finance this operation may impair our ability to conduct this business.

         We require funds to purchase inventory of generators, lease and equip warehouse space, lease trucks, vans, cranes and warehouse equipment capable of handling the generators which are heavy pieces of equipment, as well as increase staff. We do not presently have any credit facility to provide us the necessary funds to meet our anticipated requirements and we cannot assure you that we will obtain the necessary funds. Because our cash requirements include significant capital expenditures, we require long-term financing to fund these expenditures. Our failure to obtain necessary financing and credit could impair our ability to develop the generator business, and as a result, it may be necessary for us to discontinue this business. Since our generator business is presently our principal business, a discontinuation of the generator business could result in a termination of our business.

                         PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our failure to make a significant investment in inventory could impair our ability to continue in business.

         We do not have any significant inventory of generators. In order to fill our customers' anticipated requirements, we need to make a significant investment in inventory, with no assurance that we will be able to sell the units we purchase. Generally, we have limited credit terms with our generator suppliers. If we are unable to obtain more beneficial inventory financing arrangements with our generator suppliers, either with the vendors or an independent party, we may be unable to purchase sufficient inventory to enable us to meet our commitments to our customers.

We have been using customer deposits to finance our operations.

         We have obtained deposits averaging one-third of the purchase price for the generators. These deposits are reflected on our balance sheet as a current liability. We have used that cash to finance our operations. As a result, we may not have funds to refund deposits made if an order is cancelled or if we are unable, for any reason, to install the generator.

Because we have not met our timetables for installation of generators, we may suffer cancellations of orders.

         Principally as a result of our failure to file and obtain necessary permits, we have not met the scheduled timetables for installation of many of these orders, and in many cases these delays have been significant. As a result of delays, some customers have cancelled orders and other customers may cancel the order or seek damages against us for our failure to meet the schedule. Further, although our backlog includes all firm orders, delays in installation may result in cancellation of firm orders, which would result in a reduction of our backlog.

We are subject to the permitting and inspection standards of many state, county and local municipalities and our lack of experience in the generator sales and installation industry may impair our ability to install generators.

         The installation of generators requires obtaining the necessary permits from state, county and local authorities. Each customer must obtain one or more permits in order to install a generator and the generator must be installed in accordance with applicable building codes. In addition, to the extent that we perform the installation, we must have a license from the applicable state, county and local authorities and the individuals who install the generator must also have all required licenses. Each municipality and each county has its own licensing requirements, and they may vary significantly from municipality to municipality, and, for each installation we may need to engage personnel with different licenses. Our failure to obtain necessary licenses in a timely manner may affect our ability to install the generators in accordance with our agreement with the customer, which could result in a loss of revenue. We have experienced significant delays in obtaining the necessary permits to perform the installations of the generators, which have resulted in a slow down in cash flows which could have a significant adverse impact on our ability to continue in the generator business. Furthermore, before we are paid for an installation, the customer may be required to obtain approval from the local buildings department, which may be time-consuming and may result in a requirement for us to perform additional work before we are paid.

We will be required to employ or engage licensed personnel to install the generators.

         If we hire licensed personnel to install our generators, we will have an ongoing payroll expense, regardless of whether we have business in the municipalities in which our employees are licensed. To the extent that we engage independent contractors to perform these services, we will be subject to the contractor's other work obligations. We will also be dependent upon the accuracy of the contractor's estimates. We cannot assure you that the estimates that we receive will be accurate, since contractors' estimates are frequently not reliable and may not include all the work that we, or the municipal buildings department, require. If we require more than one contractor for an installation, we will be dependent upon each contractor meeting his or her schedule, and the failure of any contractor to meet the schedule could result in increased costs and additional delays.

Our ability to generate profits from our generator business is dependent upon our accurately estimating our cost of installation.

         Our contracts provide for the sale and installation of generators for a price set forth in the contract. In determining the price, we must make estimates as to the cost of installation as well as the costs of maintaining the unit in inventory until the sale is recognized. If we are unable to estimate our installation expenses accurately, we may lose money on the contract,

                         PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

and we will not be able to operate profitably if we are unable to estimate both the cost of installation and the time required for installation.

We may be subject to claims arising from the installation or use of our generator products.

         As a company that markets and sells generators, we may be subject to claims relating to such concerns as damage to homes or electronic-related items inside the homes or to persons inside the homes. We cannot assure you that we will not be subject to such claims or that we will be successful in defending any such claims. Further, because each installation may involve the construction of a concrete pad, the installation of a propane fuel storage tank, and a tie-in to the building's electrical system, any problem with any step could result in liability. Any litigation, regardless of the outcome, would entail significant costs and use of management time which could impair our ability to generate revenue and profit. In the event that we have liability from a claim relating to any of our generator products, our insurance may not be sufficient to cover our liability. Although we presently have product liability insurance, it may not be available in the future at a reasonable cost.

The demand for our product may be affected by weather patterns.

         A significant emphasis of our business model is to capitalize on the recent power outages that have occurred in the southern United States as a result of hurricane and wind damages. Thus, the demand for our products is based on the assumption of continuing hurricane patterns in this area. Any change in weather patterns could affect the need for our product. Further, to the extent that we have not installed units before the beginning of the so-called hurricane season, our orders can be subject to cancellation, and any installations scheduled during the hurricane season may be delayed by weather conditions, ground conditions and requirements of the municipal regulatory body. In addition, to the extent that any of our warehouse space in which our generators are stored is damaged or destroyed by hurricanes, our business may be impaired, regardless of whether any loss is covered by insurance.

We are competing with other companies that offer similar products.

         We face competition from many sources in the distribution of standby commercial and residential power generators. We face competition from other distributors of power generators. If we cannot satisfy our potential customers as to our ability to deliver an installed generator in accordance with the schedule required by the customer, we may not be successful in marketing and selling our generators. We do not have adequate working capital and our competitors are better capitalized then we are. In addition, our competitors can use our lack of working capital and our delays in meeting the schedules of existing customers against us in marketing to our potential customers.

         Investors should evaluate any statements made by the Company in light of these important factors.

Introduction

         On March 30, 2006, we made a decision to enter into negotiations for the sale of our products sector. On August 1, 2006, we and our subsidiaries sold to MFC substantially all of the assets of our business relating to the direct, wholesale and retail marketing and sales of consumer products, which is the line of business which we refer to as our products sector which is presented as a discontinued operation in our consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005. Our continuing operations are in two business segments - generator sales and installations and advertising services. Through December 31, 2005, the products sector was shown as a separate business segment. The unaudited condensed consolidated statement of operations and cash flows for the three and nine months ended September 30, 2005, which are included in this quarterly report, have been restated to reflect the products segment as a discontinued operation.

         Our generator sales segment includes the sale, installation and servicing of standby and portable generators to both residential and commercial customers. We are currently selling Guardian generators which we purchase from Generac Power Systems, Inc. Since December 2005, we have been developing the infrastructure necessary to operate our generator sales segment, including the acquisition of computers, vehicles and equipment and warehouse space. During the nine months ended September 30, 2006 we launched our generator sales operations in South Florida including the initiation of a multi-media advertising campaign, the hiring of our sales force and customer services representatives and installation crews. For the three and nine months ended September 30, 2006, we recognized $1.4 million and $2.2 million, respectively, of revenue from our generator sales segment. From inception, Genco has been utilizing various

                         PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

subcontractors to execute certain portions of the installation functionality. In July 2006 Genco became a licensed and certified propane and natural gas installer. We have other professional license applications pending that, if and when issued, will enable us to be more vertically integrated in our operations, and place less reliance on third party subcontractors.

         Our advertising services segment includes the placement of advertising in different media, the production of direct marketing commercials, and the planning and implementation of direct marketing programs for our clients. Both our revenue and our gross margins reflect services in addition to those of a typical advertising agency since the gross margin on advertising revenue is typically a percentage of the amount paid for the advertisement. In May 2006, a former advertising customer, which was our largest customer in the nine months ended September 30, 2006 and the three and nine months ended September 30, 2005, commenced an action against us seeking damages in excess of $2 million. The complaint arises from a letter agreement dated May 12, 2005, pursuant to which we performed services for an advertising campaign. The complaint, as amended, alleges breach of contract, fraud and breach of duty. Although we believe that we complied with our obligations under the contract, and we have not established a reserve with respect to this litigation, there is no assurance that a court would not come to a contrary conclusion or that the litigation will not be settled for an amount which would severely impact our financial condition. This litigation has negatively impacted our ability to obtain necessary financing and to attract potential new advertising clients and to maintain and develop our existing advertising clients. Our revenue from one advertising client during the third quarter of 2006 approximated $60,000. During the three months ended September 30, 2005 and the nine months ended September 30, 2006 and 2005, NVE was our largest customer. Revenues from NVE during the three months ended September 30, 2005 and the nine months ended September 30, 2006 and 2005, were $5 million, $3.1 million and $5.1 million, respectively, representing 99%, 48% and 89%, respectively, of total revenues from continuing operations. During the nine months ended September 30, 2006 advertising revenues from one other client amounted to $1.2 million, or 18% of revenues from continuing operations.

         In our discontinued products sector, we sold, both through our direct marketing operations and sales to retail stores, a range of different products, some of which are not related to the others and have different distribution channels. During 2004, we recognized revenue from only one product line, our Dermafresh product line, which we acquired in February 2004 and introduced to the market in June 2004. From December 31, 2004 through June 2006, we either acquired or obtained marketing rights to a number of additional products. On August 1, 2006, we sold the assets, having a book value of approximately $2.1 million, of our products segment to MFC Development Corp., in exchange for (i) the assumption of certain accounts payable, accrued expenses and other liabilities related to the products business approximating $1,535,000, (ii) an unsecured promissory note in the amount of $1,525,000, and (iii) 5,500,000 shares of MFC's common stock valued at $1,650,000 on August 1, 2006, of which 750,000 shares are held in escrow as security for its obligations relating to its representations and warranties. The principal of the note is subject to adjustment based on a post-closing audit of the assets and liabilities transferred and assumed. The shares are restricted securities. In September 2006, we sold 2,875,000 shares of MFC common stock and pledged 1,250,000 shares as security for our guaranty of debt obligations of its majority-owned subsidiary, Genco. The Company intends to seek to have the shares of MFC common stock registered and upon registration to sell the shares and use the proceeds for general corporate purposes. Although we have certain registration rights with respect to the shares, we cannot assure you either (i) that MFC will have the resources to make the remaining payments on the notes or (ii) that we will be able to raise any significant funds from the remaining MFC stock.

         In June 2005, we sold 1,226,557 shares of our series B preferred stock to a group of accredited investors. In connection with the sale of the shares, we agreed to register the shares of common stock issuable upon conversion of the series B preferred stock and warrants that were issued in connection with the preferred stock sale. As a result of our decision to sell our products division with the resulting reclassification of that business as a discontinued operation, the registration statement relating to those shares was no longer current and the stockholders were no longer able to sell the shares of common stock issuable upon conversion of the series B preferred stock. As a result, we are required to pay liquidated damages`by issuing additional shares of series B preferred stock. As of September 30, 2006, the fair value of the liquidated damages, as determined using the Black-Scholes option valuation formula, approximated $263,000, for which we issued 122,589 shares of series B preferred stock. Each shares of series B preferred stock is convertible into 12.15 shares of common stock.

         The generator product line requires significant funding to acquire inventory, to purchase or lease trucks and other vehicles, cranes, warehouse equipment and to significantly increase our staff before we generate significant sales from this division. We have no financing commitments, and we cannot give any assurance that we will be able to obtain the necessary financing. To the extent that we are not able to obtain the required financing, it will be difficult for us to meet

                         PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

the needs of those customers who have ordered generators or any new business. Thus, if we cannot obtain adequate financing we may not be able to develop the generator business into a viable business.

Critical Accounting Policies

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that are complex and those that require significant judgments and estimates in the preparation of our financial statements, including the following: recognition of revenues, accounting for stock-based compensation, and accounting for income taxes. We rely on historical experience and on other assumptions we believe to be reasonable under the circumstances in making our judgment and estimates. Actual results could differ materially from those estimates. There have been no significant changes in the assumptions, estimates and judgments in the preparation of these financial statements from the assumptions, estimates and judgments used in the preparation of our 2005 audited consolidated financial statements.

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

Stock-Based Compensation

         Commencing January 1, 2006, we are recognizing expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) "Share-Based Payment" using the modified-prospective-transition method. For the three and nine months ended September 30, 2006, we recognized $42,000 and $179,000, respectively, of stock compensation expense. As of September 30, 2006, there remains approximately $42,000 of nonvested stock-based compensation arrangements granted to employees.

Income Taxes

         We provide for federal and state income taxes currently payable, as well as for those deferred because of temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. The effect of a change in tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income taxes to the amount that is more likely than not to be realized. As of December 31, 2005, we had net operating loss carry-forwards approximating $3,486,000. Pursuant to Section 382 of the Internal Revenue Code,

                         PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

utilization of these losses may be limited in the event of a change in control, as defined in the Treasury regulations. Approximately $130,000 of net operating losses incurred prior to January 4, 2004 is limited to $26,000 per year due to the change of control that resulted from the January 2004 reverse acquisition. Approximately $2.3 million of net operating losses incurred from January 1, 2004 through June 17, 2005 are limited to $651,000 per year due to the June 17, 2005 private placement of the series B preferred stock. There was no tax benefit or expense for any of the 2006 and 2005 interim reporting periods.

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

         In July 2006, the FASB released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This Interpretation shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise's fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We have commenced the process of evaluating the expected effect of FIN 48 on its Financial Statements and is currently not yet in a position to determine such effects.

         In September 2006, the FASB issued Statement of Financial Accounting Standard 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact of the adoption of SFAS No. 157 will have on our results of operations and financial condition.

         In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Results of Operations

         Revenues for the third quarter and first nine months of 2006 includes $1,386,000 and $2,186,000, respectively, from the sales, installation and servicing of generators. The first nine months of 2006 has been a launching period for our generator business and we did not recognize revenues from this business in the comparative 2005 periods. Our costs of

                         PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

sales related to our generator business, which includes unit, parts and installation costs for the third quarter and first nine months of 2006 were $1,104,000 and $1,706,000, respectively, resulting in margins of 20% and 22%, respectively. Advertising revenues from marketing, consulting and media placement services were $61,000 for the third quarter of 2006 compared to $5,063,000 for the same period in 2005. Advertising revenues for the first nine months of 2006 were $4,372,000 compared to $5,755,000 for the same period in 2005. Substantially all of the advertising revenue in the 2006 and 2005 periods was from two customers who are no longer customers. Media placement costs, as a percentage of advertising revenue, for the first nine months of 2006 were 87% compared to 72% for each of the third quarter and first nine months of 2005. In 2005 we had negotiated higher rates on the media which we placed compared to 2006, resulting in a lower margin. Historically, we have been dependent upon a limited number of customers with whom we have short term relationships. The pending litigation from our former significant advertising client has impaired our ability to attract potential new advertising clients and to maintain and develop our existing advertising clients. Our generator customers have provided us with a broader base of customers.

         Selling, administrative and other expenses for the third quarter of 2006 were $2,345,000, compared to $754,000 for the same period in 2005. Operating expenses directly related to the advertising services for the third quarter of 2006 were $91,000, including $57,000 of personnel costs and $22,000 of facilities expense. Operating expenses directly related to the generator sales for the third quarter of 2006 were $1,899,000 including $1,112,000 of personnel costs, $177,000 of facilities expense, $112,000 of sales commissions and $366,000 of advertising costs. Corporate overhead costs that were allocated to the segments for the third quarter of 2006 were $199,000 including professional fees of $110,000 and personnel costs of $80,000 (human resources, finance and operations). The expenses for professional fees related primarily to the claim by NVE and the resulting litigation. Corporate expenses that are not allocated to the segments for the third quarter of 2006 were $156,000, primarily personnel costs. Selling, administrative and other expenses for the third quarter of 2005 were primarily personnel and commission costs related to the advertising business.

         Selling, administrative and other expenses for the first nine months of 2006 were $6,303,000, compared to $1,477,000 for the same period in 2005. Operating expenses directly related to the advertising services for the first nine months of 2006 were $596,000, including $319,000 of personnel costs, $128,000 of advertising costs and $86,000 of facilities expense. Operating expenses directly related to the generator sales for the first nine months of 2006 were $3,807,000 including $1,789,000 of personnel costs, $326,000 of facilities expense, $177,000 of sales commissions, $142,000 of loan costs and $722,000 of advertising costs. Corporate overhead costs that were allocated to the segments for the first nine months of 2006 were $1,900,000 including professional fees of $490,000 and personnel costs of $859,000 (human resources, finance and operations). Selling, administrative and other expenses for the first nine months of 2005 were primarily personnel and commission costs related to the advertising business.

         Non operating income and expense for the third quarter and first nine months of 2006 includes a $225,000 gain from the sale of 2,875,000 shares of MFC Development common stock. Interest expense during the 2006 periods is related to Genco's debt obligations and the liquidated damages represent the fair value of additional shares of series B preferred stock that we were required to issue to our series B preferred stockholder's for our failure to maintain an effective registration statement on the shares of common stock underlying the series B convertible preferred stock. Non operating expense for the first nine months of 2005 includes a loss on early extinguishment of debt. On June 17, 2005, we completed a private placement of our Series B Preferred Stock of which a portion of the proceeds were used to pay off convertible notes that were issued in February and May 2005 and as a result of such early extinguishment a loss on early debt extinguishment of $179,000 related to our advertising business was incurred.

         The loss from continuing operations was $2,077,000 for the third quarter of 2006 compared to income from continuing operations for the same period in 2005. For the third quarter of 2006, the loss from our discontinued product sector was $743,000 compared to income of $165,000 for the same period in 2005. For the third quarter of 2006 we recognized a gain on the disposal of our products segment of $2,611,000. Overall, we incurred a consolidated net loss attributable to common stockholders of $209,000, or $.02 per share (basic and diluted), for the third quarter of 2006, compared to net income of $816,000, or $.11 per share basic and $.04 per share fully diluted for the same period in 2005.

         The loss from continuing operations was $5,444,000 for the first nine months of 2006 compared to $98,000 for the same period in 2005. For the first nine months of 2006, the loss from our discontinued product sector was $2,667,000 compared to $317,000 for the same period in 2005. For the first nine months of 2006 we recognized a gain on the disposal of our products segment of $2,611,000. Overall, we incurred a consolidated net loss attributable to common stockholders of $5,500,000, or $.61 per share (basic and diluted), for the first nine months of 2006. In connection with the private placement completed on June 17, 2005, the fair value of the securities issued (including the preferred stock

                         PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

and warrants to purchase common stock) when compared to the net proceeds resulted in a beneficial conversion feature that approximated $1,344,000. For purposes of calculating the net loss attributable to common stockholders, such beneficial conversion feature is considered a deemed dividend and is deducted from the net loss for purposes of calculating basic and fully diluted loss per share. As a result of the deemed dividend, the net loss attributable to common stockholders for the first nine months 2005 was $1,759,000, and the basic and fully diluted loss for such period was $.23.

Financial Condition

         As of September 30, 2006, we had an accumulated deficit of $11,980,000 and had working capital deficiency of $2,693,000, compared to working capital of $2,077,000 at December 31, 2005. During the nine months ended September 30, 2006, revenues from two clients who are no longer customers accounted for 66% of our revenue. In addition, we are a defendant in a recently-commenced litigation by NVE seeking damages in excess of $2,000,000. Although we believe we have meritorious defenses against such lawsuit and, as of September 30, 2006, we have not established any reserve with respect to this litigation, an unfavorable outcome of such action would have a materially adverse impact on our business and our ability to continue operating. These factors raise substantial doubt about our ability to continue as a going concern.

         The following table details changes in components of working capital during the six months ended June 30, 2006.

                                                                  September 30,     December 31,
                                                                           2006             2005            Change
   -------------------------------------------------------------- -------------- ---------------- -----------------
   Cash                                                                $222,000       $1,429,000       ($1,207,000)
   Certificate of deposit (restricted)                                        -          103,000          (103,000)
   Accounts receivable - net                                             60,000           24,000            36,000
   Marketable securities                                              1,687,000                -         1,687,000
   Marketable securities held in escrow                                 675,000                -           675,000
   Inventory                                                            312,000                -           312,000
   Interest receivable                                                    9,000                -             9,000
   Current portion of deferred charge, related party                     67,000           67,000                 -
   Prepaid expense and other current assets                             448,000          298,000           150,000
   Current portion of note receivable                                   275,000                -           275,000
   Assets of discontinued products sector                                84,000        3,574,000        (3,490,000)
   Accounts payable                                                  (1,584,000)         (27,000)       (1,557,000)
   Customer deposits                                                 (2,603,000)      (1,029,000)       (1,574,000)
   Accrued expenses                                                    (215,000)         (59,000)         (156,000)
   Current debt                                                      (1,955,000)         (16,000)       (1,939,000)
   Liabilities of discontinued products sector                         (175,000)      (2,287,000)        2,112,000
   -------------------------------------------------------------- -------------- ---------------- -----------------
   Working capital (deficiency)                                     ($2,693,000)      $2,077,000       ($4,770,000)
   -------------------------------------------------------------- -------------- ---------------- -----------------


         The marketable securities are restricted under the rule of the Securities and Exchange Commission and cannot presently be publicly traded unless they are included in a registration statement or are sold in a transaction exempt from registration pursuant to the Securities Act of 1933, as amended.

         During the nine months ended September 30, 2006, $1,783,000 of cash was used by the discontinued products segment and $576,000 was generated by continuing operations, resulting in a net decrease of $1,207,000. The increase in marketable securities relates to the shares of MFC common stock that we received as partial consideration from the sale of our product segment. The increase in accounts payable relates to amounts owed to networks for media that was placed during March 2006 and amounts owed to local advertisers for our generator segment. The increase in customer deposits results from deposits received on the sale of generators that have not been installed. The increase in current debt relates to loans that were made to us to fund our generator sales segment.

         On May 9, 2006, Genco entered into a loan agreement with New Valu, Inc., a non-affiliated lender, pursuant to which we borrowed $2,100,000 of which we used $1,437,000 of the loan proceeds to pay-off principal and interest owed on Genco's existing loans to the lender and its affiliates. The loan bears interest at the prime rate plus 7.5%, an effective rate of 15.25% per annum on the date of the loan. The loan requires us to make monthly payments of $58,333 plus

                         PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

accrued interest, until June 8, 2007, when the entire unpaid balance is due. If the loan is prepaid prior to December 8, 2006, we are required to pay a prepayment penalty equal to 1% of the amount prepaid.

         On July 14, 2006, we entered into a loan agreement with HSK Funding, Inc. and New Valu, Inc. which provides for a $1,000,000 loan commitment secured by all of Genco's assets. Genco paid $30,000 as a loan commitment fee to the lenders and $7,500 was paid for legal fees related to the loan. The loan bears interest at 12% per annum. Commencing August 14, 2006, we are required to make monthly payments of $50,000 plus accrued interest and on the 14th day of each month thereafter until April 14, 2007, when the entire unpaid balance plus accrued interest is due and payable. The loan is guaranteed by us and our guarantee is secured by a pledge of our stock in Genco. In addition, we agreed to pledge 2,250,000 shares of the stock of MFC, which were issued pursuant to an asset purchase agreement between us and MFC as additional security for the loan and for the loan made by New Valu, Inc. to Genco on May 9, 2006. In connection with the loan, Genco issued warrants to HSK Funding, Inc. to purchase up to 10% of Genco's common stock for the price of $.01 per share. We have the right to require the warrant holder to sell 50% of the shares represented by the warrant for $300,000 by giving notice to the warrant holder before January 15, 2007. Any default under the terms of this loan will also be a default under the terms of the May 9, 2006 loan. On September 6, 2006, Genco paid $950,000 of principal it owed to HSK Funding, Inc. on the July 14, 2006 note. We sold to HSK Funding, Inc. 2,250,000 shares of the common stock of MFC Development Corp. we owned for $.40 a share or $900,000, the proceeds of which we used towards the repayment of the note.

         On September 6, 2006, Genco executed a modification to a May 9, 2006 loan agreement between it and New Valu, which incorporated the modified terms pursuant to a letter agreement between New Valu, the Company and Genco. The letter agreement with New Valu provided that the Company pledge 1,250,000 shares of MFC common stock that it owns as additional security for the loan made on May 9, 2006 by New Valu to Genco. The letter agreement also provided the Company a period of 45 days to sell or borrow against MFC Stock. In the event that Adsouth is unable to sell or borrow against the MFC Stock, then the Comapny has the right during the 45 day period to request that New Valu purchase or loan against the MFC Stock for a valuation at the lessor of market value or $.30 per share.

         On September 28, 2006, we sold to HSK Funding 625,000 shares of our MFC common stock for $.30 a share or $187,500, the proceeds of which $87,500 were used for debt service payments on the May 9, 2006 loan from New Valu and $100,000 was used for working capital.

         On October 15, 2006, Genco executed a promissory note for $156,250 payable to HSK Funding. Genco paid $3,000 as a loan commitment fee to the lenders and $1,500 was paid for legal fees related to the loan. The loan bears interest at 15% per annum. Commencing November 17, 2006, Genco is required to make monthly payments of $25,000 plus accrued interest and on the 17th day of each month thereafter until April 17, 2007, when the entire unpaid balance plus accrued interest is due and payable. We guaranteed the loan and the guarantee is secured by a pledge of our stock of Genco. In addition, we pledged 625,000 shares of the stock of MFC as security for the loan. The proceeds of the loan were used for Genco's working capital.

         On August 1, 2006, we sold to MFC substantially all of the assets of our product segment. We transferred to MFC those assets relating to the products segment in exchange for (i) the assumption of certain accounts payable, accrued expenses and other liabilities related to the products business approximating $1,535,000, (ii) an unsecured promissory note in the amount of $1,525,000, and
(iii) 5,500,000 shares of MFC's common stock valued at $1,650,000 on August 1, 2006, of which 750,000 shares are held in escrow as security for its obligations relating to its representations and warranties. The principal amount of the note is subject to adjustment based upon a post-closing accounting. On August 2, 2006, MFC made a payment of $381,250, representing 25% of the principal amount of the note, and on September 18, 2006, MFC made a second payment of $381,250.

         Although we have significant cash requirements both for our operations, as is reflected in our working capital deficit, and to support our generator business, we have no formal or informal understanding with any funding source. In the event of a judgment against us or a settlement requiring payments by us in the NVE litigation, we will require additional funds. We have raised funds from one of our lenders from the sale of some of our shares of our MFC stock, but such funds were used to pay the lender and were not available for operations. Further, the remaining payments on the MFC note are payable in installments and are significantly less than our working capital deficiency. We also have obligations to pay Genco's lenders in 2007. In the event that we are unable to obtain financing, Genco's lenders may forclose on their lien on the Genco stock owned by us and the Genco assets, in which event it may be necessary for us to seek protection under the Bankruptcy Code. Further, in the event that our creditors obtain judgments against us or in the

                         PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

event of an unfavorable resolution of the NVE litigation, either as a result of a judgment or settlement, it may also make it necessary for us to seek protection under the Bankruptcy Code.


                          PART I. FINANCIAL INFORMATION
                         Item 3. Controls and Procedures

         As of the end of the period covered by this report, our chief executive officer and chief financial officer, who are the same person, evaluated the effectiveness of our disclosure controls and procedures. Based on his evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting him to material information that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 and that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

         There were no changes in our internal controls over financial reporting during the quarterly period covered by this report that materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

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

         Two former officers of Genco have notified us that they believe they are owed $122,000 pursuant to their employment agreements which were terminated upon their resignations in September 2006. We are in the process of evaluating the claims made by such former officers and have not accrued any amounts related to such claim.

                           PART II. OTHER INFORMATION
                                Item 6. Exhibits

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

                                              ADSOUTH PARTNERS, INC.

/S/ Anton Lee Wingeier          Chief Executive and           November 20, 2006
                                Financial Officer